Form 10-Q
period 2024-09-30
Damon Inc.
filed 2024-12-18
CIK 2000640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-42190

DAMON INC.

(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

704 Alexander Street
Vancouver, BC V6A 1E3

(Address of principal executive offices)

(Zip Code)

(408) 702-2167

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which each is registered
Common Shares	DMN	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 17, 2024, there were 20,767,610 common shares, no par value, issued and outstanding.

DAMON INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based on our management’s current expectations, assumptions or forecasts of future events based on information currently available to our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;

●	our ability to implement our growth strategy and achieve profitability;

●	our limited operating history with recent acquisitions;

●	our ability to obtain adequate financing in the future as needed;

●	customer demand for or acceptance of the products and services we develop or supply;

●	the impact of competitive or alternative products, technologies and pricing;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	our ability to manufacture or distribute any products we develop or supply, and to secure and maintain strategic supply and manufacturing arrangements;

●	our ability to protect our intellectual property;

●	impact of any changes in existing or future regulatory and tax regimes applying to our business;

●	our ability to successfully consummate strategic transactions and integrate companies or technologies we acquire;

●	Our ability to attract and retain management and other employees who possess specialized knowledge and technical skills;

●	general economic conditions and events and the impact they may have on us and our customers, including, but not limited to increases in inflation rates and rates of interest, supply chain challenges, increased costs for materials and labor, cybersecurity threats, other lingering impacts resulting from COVID-19, and conflicts such as those in Russia/Ukraine and Israel/Hamas;

●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Global Market;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Form 10-Q, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Some of these risks and uncertainties may be amplified in the future and there may be additional risks that we currently consider immaterial, or which are unknown.

You should read this Form 10-Q and the documents that we have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ii

EXPLANATORY NOTE

On December 27, 2023 (the “record date”), we were spun off by our former parent company, XTI Aerospace Inc., formerly known as Inpixon (the “Parent” or “Inpixon”), by means of a transfer of all of our then outstanding common shares held by the Parent (the “spinoff shares”) to the Grafiti Holding Inc. Liquidating Trust (the “trust”), to be held for the benefit of holders of the Parent’s common stock, preferred stock and those outstanding warrants that were contractually entitled to participate in the distribution (collectively, the “participating Parent securityholders”). Following the effectiveness of our registration statement on Form 10-12B filed in connection with the spinoff (the “Form 10 Registration Statement”) on November 12, 2024, the trust delivered the spinoff shares to the participating Parent securityholders, as beneficiaries of the trust, pro rata in accordance with their ownership of shares or underlying shares of the Parent’s common stock as of the record date.

On November 13, 2024, we completed a business combination transaction with Damon Motors Inc. (“Damon Motors”), resulting in Damon Motors becoming our wholly-owned subsidiary (the “Business Combination”). Upon completion of the Business Combination with Damon Motors, we changed our corporate name from “Grafiti Holding Inc.” to “Damon Inc.” For further information about these transactions, please refer to the current report on Form 8-K filed by the us with the Securities and Exchange Commission (the “SEC”) on November 18, 2024 (the “November 18, 2024 8-K”).

Unless otherwise stated or the context otherwise requires, “we,” the “Company,” “us,” “our” and similar terms refer to Damon Inc. (“Damon”), formerly known as Grafiti Holding Inc. (“Grafiti Holding”), and as appropriate, its subsidiaries.

iii

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information which are the accounting principles that are generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended September 30, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended June 30, 2024 and 2023, which were included in the information statement filed as Exhibit 99.1 to our amended registration statement on Form 10-12B filed with the SEC on September 26, 2024.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$175,292	$1,148,904
Accounts receivable	55,865	30,572
Note receivable, net of $238,103 and $108,568 allowance for credit losses	907,897	441,432
Prepaid expenses	76,721	70,487
Other current assets	24,614	548

Total Current Assets	1,240,389	1,691,943

Property and equipment, net	2,276	2,392
Other assets	265	251

Total Assets	$1,242,930	$1,694,586

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$972,125	$440,688
Accrued liabilities	104,513	59,921
Deferred revenue	151,377	144,390
Total Current Liabilities	1,228,015	644,999

Long Term Liabilities
Long term debt, net	1,974,316	1,506,561
Total Liabilities	3,202,331	2,151,560

Commitments and Contingencies

Stockholders’ Deficit
Common Stock - $0 par value, unlimited shares authorized and 4,615,384 and 3,600,001 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	743,637	679,302
Additional paid-in capital	627,478	627,478
Accumulated other comprehensive loss	(11,050)	(8,828)
Accumulated deficit	(3,319,466)	(1,754,926)

Total Stockholders’ Deficit	(1,959,401)	(456,974)

Total Liabilities and Stockholders’ Deficit	$1,242,930	$1,694,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2024	2023
	(Unaudited)
Revenues	$101,969	$97,908

Cost of Revenues	39,647	23,805

Gross Profit	62,322	74,103

Operating Expenses
Sales and marketing	43,322	44,587
General and administrative	224,614	33,208
Acquisition-related costs	1,085,297	—
Provision for credit losses	129,535	—

Total Operating Expenses	1,482,768	77,795

Loss from Operations	(1,420,446)	(3,692)

Other Income/(Expense)
Interest expense	(168,160)	—
Interest income	24,066	—
Total Other Income/(Expense)	(144,094)	—

Net Loss, before provision for income taxes	(1,564,540)	(3,692)
Income tax benefit (provision)	—	—
Net Loss	$(1,564,540)	$(3,692)

Net Loss Per Share - Basic and Diluted	$(0.39)	$(0.001)

Weighted Average Shares Outstanding
Basic and Diluted	4,006,706	3,600,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2024	2023
	(Unaudited)
Net Loss	$(1,564,540)	$(3,692)
Unrealized foreign exchange loss from cumulative translation adjustments	(2,222)	(1,082)

Comprehensive Loss	$(1,566,762)	$(4,774)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - July 1, 2023 (retroactively adjusted)	3,600,001	$611,972	$—	$(3,015)	$(406,569)	$202,388
Net investments from Inpixon	—	32,193	—	—	—	32,193
Cumulative translation adjustment	—	—	—	(1,082)	—	(1,082)
Net loss	—	—	—	—	(3,692)	(3,692)
Balance - September 30, 2023 (retroactively adjusted)	3,600,001	$644,165	$—	$(4,097)	$(410,261)	$229,807

Balance - July 1, 2024	3,600,001	$679,302	$627,478	$(8,828)	$(1,754,926)	$(456,974)
Stock options exercised	1,015,383	64,335	—	—	—	64,335
Cumulative translation adjustment	—	—	—	(2,222)	—	(2,222)
Net loss	—	—	—	—	(1,564,540)	(1,564,540)
Balance - September 30, 2024	4,615,384	743,637	$627,478	$(11,050)	$(3,319,466)	$(1,959,401)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2024	2023
	(Unaudited)
Cash Flows (Used In) Provided by Operating Activities
Net loss	$(1,564,540)	$(3,692)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	216
Amortization of original issue discount	82,178	—
Provision for credit losses	129,535	—
Accrued interest income	(24,066)	—
Accrued interest expense	50,405	—
Accrued monitoring fee expense	35,577	—

Changes in operating assets and liabilities:
Accounts receivable	(23,541)	47,626
Prepaid expenses and other assets	(3,068)	(149)
Accounts payable	528,078	958
Accrued liabilities	(9,058)	(4,830)
Deferred revenue	(1,288)	17,156

Net Cash (Used In) Provided by Operating Activities	(799,535)	57,285

Cash Flows Used in Investing Activities
Loan to Damon Motors	(596,000)	—

Net Cash Used in Investing Activities	(596,000)	—

Cash From Financing Activities
Proceeds from long term debt	350,000	—
Cash received from exercise of stock options	64,335	—
Net investments from Inpixon	—	32,193

Net Cash Provided By Financing Activities	414,335	32,193

Effect of Foreign Exchange Rate on Changes on Cash	7,588	(5,308)

Net (Decrease) Increase in Cash	(973,612)	84,170

Cash - Beginning of period	1,148,904	264,244

Cash - End of period	$175,292	$348,414

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 1 - Organization and Nature of Business

Damon Inc. (formerly known as Grafiti Holding Inc. (“Grafiti Holding”)) (collectively with its subsidiaries, as appropriate, “Damon”, the “Company,” “we,” “us” or “our”) was incorporated in British Columbia, Canada on October 17, 2023.

Grafiti Limited (formerly known as “Inpixon Limited”) was incorporated in England and Wales on May 13, 2020. Grafiti Limited provides specialized scientific software products and services for the environmental sciences, life sciences, behavioral sciences, medical research and engineering domains. Grafiti Limited provides effective solutions to the scientific and engineering community to compress the time intensive process of data analysis and presentation, thus enhancing productivity. Users of Grafiti Limited’s products include government organizations, academic institutions and leading corporations. Grafiti Limited’s headquarters are located in Slough, United Kingdom, and operations for Grafiti Limited are primarily performed in the United Kingdom.

On October 23, 2023, a Business Combination Agreement (as amended by the First Amendment to the Business Combination Agreement dated June 18, 2024 and the Second Amendment to the Business Combination Agreement dated September 26, 2024, the “Damon Business Combination Agreement”) was entered into by and among XTI Aerospace Inc., formerly known as “Inpixon” (“Inpixon,” or “Parent”), the Company, 1444842 B.C. LTD (“Amalco Sub”), and Damon Motors, Inc. (“Damon Motors”), pursuant to which Damon Motors will amalgamate with Amalco Sub, a British Columbia corporation and a wholly-owned subsidiary of the Company, with Damon Motors continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Business Combination”).

Additionally, pursuant to a Separation and Distribution Agreement, dated October 23, 2023, between Inpixon and the Company, Inpixon contributed the assets and liabilities of Grafiti Limited, a wholly owned subsidiary of Inpixon, to the Company, the then Inpixon wholly owned subsidiary. As a result, the Company became the parent non-operating holding company of Grafiti Limited. In connection with the spin-off of the Company from Inpixon as contemplated by the Business Combination Agreement (“Grafiti Holding Spin-off”), on December 27, 2023 (the “record date”), Inpixon transferred the Company’s common shares to a newly-created liquidating trust, titled the Grafiti Holding Inc. Liquidating Trust (the “Trust”), which holds the Company’s common shares for the benefit of the holders of Inpixon common stock, preferred stock and those outstanding warrants that are contractually entitled to participate in the distribution of the Company’s common shares, on a pro rata basis as of the record date (the “participating Inpixon securityholders”).

As of December 26, 2023, pursuant to the Separation and Distribution Agreement, Grafiti Limited was assigned by Inpixon to the Company. The Company consolidates Grafiti Limited via the voting interest model, as Grafiti Limited is wholly owned by the Company. This transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the financial statements of the Company reflect the accounting of the combined acquired subsidiary at historical carrying values except that equity reflects the equity of the Company. This change in reporting entity did not impact net income for the periods presented. Pursuant to a Liquidating Trust Agreement, dated December 27, 2023, among Inpixon, the Company and the initial trustee of the Trust, the Company common shares were to be held by the Trust until the registration statement on Form 10-12B filed for the spin-off (the “Registration Statement”) had been declared effective by the Securities and Exchange Commission (the “SEC”). Promptly following the effective time of the Registration Statement, the Trust will deliver the Company’s common shares to the participating Inpixon security holders, as beneficiaries of the Trust, pro rata in accordance with their ownership of shares or underlying shares of Inpixon common stock as of the record date.

On November 12, 2024, the Trust shares were delivered to participating Parent securityholders, and on November 13, 2024, Damon Motors and Amalco Sub amalgamated to continue as a wholly owned subsidiary of the Company (the “Amalgamation”). Following the Amalgamation, the Company was renamed “Damon Inc.” (also referred to herein as the “combined company”). The common shares of the combined company are listed on the Nasdaq Global Market under the ticker symbol “DMN”. The Company incurred $1,085,297 of acquisition related costs related to the Damon Business Combination Agreement during the three months ended September 30, 2024. These costs are included in the acquisition-related costs line in the condensed consolidated statements of operations. See Note 14.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The accompanying condensed consolidated financial statements of the Company, show the historical financial position, results of operations, changes in stockholders’ deficit and cash flows of the Company. Prior to December 27, 2023, the Company operated as a segment of Inpixon and not as a separate entity. The operating results of the Company prior to December 27, 2023 have been specifically identified by Inpixon’s management based on the Company’s existing divisional organization and are presented on a carve-out basis. The historical costs and expenses reflected in our condensed consolidated financial statements prior to December 27, 2023 include an allocation by time spent for certain corporate and shared service functions. See Note 11 for further additional information regarding the Investments by Inpixon prior to December 27, 2023.

Management believes the assumptions underlying our condensed consolidated financial statements are reasonable but may not necessarily be indicative of the costs that would have incurred if the Company had been operated on a standalone basis for the entire periods presented. Actual costs that would have been incurred if we had operated as a standalone company for the entirety of the periods presented would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company also may incur additional costs associated with being a standalone, publicly listed company that were not included in the expense allocations, prior to December 27, 2023, and therefore, would result in additional costs that are not reflected in our historical results of operations, financial position and cash flows.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three months ended September 30, 2024 are not necessarily indicative of the results for the full year ending June 30, 2025. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended June 30, 2024, 2023 and 2022 included in our filings with the SEC.

Note 3 - Summary of Significant Accounting Policies

Liquidity and Going Concern

The accompanying condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern in accordance with U.S. GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

As of September 30, 2024, the Company has working capital of $12,374, inclusive of cash of $175,292. For the three months ended September 30, 2024, the Company incurred a net loss of $1,564,540 and net cash used in operating activities during the three months ended September 30, 2024 was $799,535. As the Company was part of Inpixon group of companies prior to December 27, 2023, the Company was dependent upon Inpixon for all of its working capital and financing requirements as Inpixon uses a centralized approach to cash management and financing of its operations. This arrangement is not reflective of the way the Company would have financed its operations had the Company been a standalone public company during the periods presented. Prior to December 27, 2023, financial transactions relating to the Company are accounted for through Stockholders’ Equity (Deficit). Accordingly, none of Inpixon’s cash, cash equivalents, or debt at the corporate level have been assigned to the Company in the condensed consolidated financial statements. As a result of the Grafiti Holding Spin-off, the Company will no longer participate in Inpixon’s corporate-wide cash management and financing approach, and therefore the Company’s ability to fund operating needs will depend on the Company’s ability to generate positive cash flows from operations, and on the Company’s ability to obtain debt financing on acceptable terms or to issue additional equity or equity-linked securities as needed.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The Company cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, the Company supplemented the revenues earned with funding from Inpixon and other third parties. The adverse conditions detailed above indicate material uncertainties that cast substantial doubt upon the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management’s plans to address the uncertainty that the Company will continue as a going concern include the business combination that occurred on November 13, 2024 as described in Note 1 above as well as obtaining associated debt and equity financing. On November 13, 2024, the Company secured a commitment for additional financing in the aggregate amount of $13,000,000 under the November 2024 Debt Financing, and on November 20, 2024 the remaining $3,150,000 of the funds placed in escrow under the Streeterville Note (as defined below) were released to the Company which has increased the Company’s available source of funding and, accordingly, it is expected that the Company will have sufficient working capital and available funds to continue operations for at least twelve (12) months following the date these financial statements are issued.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the allowance for credit losses;

●	the valuation allowance for deferred tax assets.

Consolidations

The condensed consolidated financial statements have been prepared using the accounting records of the Company and Grafiti Limited. All material inter-company balances and transactions have been eliminated.

Accounts Receivable, net and Allowance for Credit Losses

Accounts receivable are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Allowance for credit losses are determined based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional allowance for credit loss for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. After reviewing the collectability of the receivables the Company’s allowance for credit losses was not material as of September 30, 2024 or June 30, 2024.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Financial Instruments — Credit Losses (“CECL”)

The CECL impairment model is applicable to financial assets measured at amortized cost, including loans, held-to-maturity debt securities and off-balance sheet credit exposures. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, we analyze the following criteria, as applicable in developing allowances for credit losses: historical loss information, the borrower’s ability to make scheduled payments, the remaining time to maturity, the value of underlying collateral, projected future performance of the borrower and macroeconomic trends.

The Company carries its note receivable from Damon Motors (the “Grafiti Holding Note”) at its amortized cost basis in the condensed consolidated balance sheets since management has the intent and ability to hold the Grafiti Holding Note for the foreseeable future or until maturity or payoff. The Company reviews its loans carried at amortized cost for expected credit losses under ASC 326, Financial Instruments - Credit Losses, on an ongoing basis. The Company utilized probability-of-default (“PD”) and loss-given-default (“LGD”) methodologies to calculate the allowance for expected credit losses.

Under the PD×LGD method, the loss rate is a function of two components: (1) the lifetime default rate (“PD”); and (2) the loss given default (“LGD”). Due to the Company’s limited operating history and lack of loss history, the Company derived its PD and LGD rates by considering average historical default and recovery rates for corporate debt instruments, the borrower’s current financial position, and unsupportable forecasts utilizing default studies and hybrid quantitative regression models provided by multiple industry leading sources. The Company uses PD and LGD rates that correspond to the customer’s assumed credit rating and the contractual term of the note.

The amortized cost of the Company’s Grafiti Holding Note was $907,897, net of the allowance for expected credit losses of $238,103 as of September 30, 2024 and $441,432, net of the allowance for expected credit losses of $108,568, as of June 30, 2024.

Revenue Recognition

The Company recognizes revenue when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from the sale of software and software as a service.

License Revenue Recognition

The Company enters into contracts with its customers whereby it grants a non-exclusive license for the use of its proprietary software. The contracts provide for either (i) a one year stated term with a one year renewal option, (ii) a perpetual term or (iii) a two year term with the option to upgrade to a perpetual license at the end of the term. The contracts may also provide for yearly on-going maintenance services for a specified price, which includes maintenance services, designated support, and enhancements, upgrades and improvements to the software (the “Maintenance Services”), depending on the contract. Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. All software provides customers with the same functionality and differ mainly in the duration over which the customer benefits from the software.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The timing of the Company’s revenue recognition related to the licensing revenue stream is dependent on whether the software licensing agreement entered into represents a good or service. Software that relies on an entity’s IP and is delivered only through a hosting arrangement, where the customer cannot take possession of the software, is a service. A software arrangement that is provided through an access code or key represents the transfer of a good. Licenses for on-premises software represents a good and provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase perpetual licenses or subscribe to licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software. Revenue from distinct on-premises licenses is recognized at a point in time when the software is made available to the customer.

Renewals or extensions of licenses are evaluated as distinct licenses (i.e., a distinct good or service), and revenue attributed to the distinct good or service cannot be recognized until (1) the entity provides the distinct license (or makes the license available) to the customer and (2) the customer is able to use and benefit from the distinct license. Renewal contracts are not combined with original contracts, and, as a result, the renewal right is evaluated in the same manner as all other additional rights granted after the initial contract. The revenue is not recognized until the customer can begin to use and benefit from the license, which is typically at the beginning of the license renewal period. Therefore, the Company recognizes revenue resulting from renewal of licensed software starting at the beginning of the license renewal period.

The Company recognizes revenue related to software as a service evenly over the service period using a time-based measure because the Company is providing continuous service and the customer simultaneously receives and consumes the benefits provided by the Company’s performance as the services are performed.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of $151,377 and $144,390 as of September 30, 2024 and June 30, 2024, respectively, related to cash received in advance for product license and maintenance services to be performed in future periods. The Company expects to satisfy its remaining performance obligations for these license and maintenance services, and recognize the deferred revenue and related contract costs over the next twelve months. The Company recognized revenue of $57,618 during the three months ended September 30, 2024 that was included in the contract liability balance at the beginning of the period.

Costs to Obtain a Contract

The Company does not have a history of incurring incremental costs to obtain a contract with a customer, but if the Company incurs these costs in the future, the Company will recognize these costs as an asset that will be amortized over the expected contract term.

Cost to Fulfill a Contract

The Company incurs costs to fulfill their obligations under a contract once it has obtained, but before transferring goods or services to the customer. The Company has determined that these costs are immaterial. Therefore, the Company expenses the costs as they are incurred.

Multiple Performance Obligations

The Company enters into contracts with customers for its technology licenses that may include multiple performance obligations. Each distinct performance obligation was determined by whether the customer could benefit from the good or service on its own or together with readily available resources. The Company allocates revenue to each performance obligation based on its standalone selling price. The Company’s contracts with its customers outline the terms of the number of software licenses to be issued and any Maintenance Services, along with the agreed-upon prices. The price for both the licenses and any related Maintenance Fees are fixed and stated in the contract.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Sales and Use Taxes

The Company presents transactional taxes such as sales and use tax collected from customers and remitted to government authorities on a net basis.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Income tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. The Company recorded no income tax provision or benefit for the three months ended September 30, 2024 or 2023.

Net Loss Per Share

The Company computes basic and diluted earnings per share by dividing net loss by the weighted average number of common shares outstanding during the period. Basic and diluted net loss per common share were the same.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, and accounts payable. The Company determines the estimated fair value of such financial instruments presented in these financial statements using available market information and appropriate methodologies. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.

Reclassifications

Certain prior year amounts have been reclassified to conform to September 30, 2024 presentation. The Company notes that these reclassifications only impacted the balance sheet and did not impact cash flows or net loss.

Recently Issued Accounting Standards Not Yet Adopted

The Company reviewed recently issued accounting pronouncements and concluded that they were not applicable to the condensed consolidated financial statements, except for the following:

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which amends the disclosure to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis for to enable investors to develop more decision-useful financial analyses. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company is currently assessing potential impacts of ASU 2023-07 and does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements and disclosures as the Company currently only has one reportable segment and the ASU pertains to enhanced segment reporting disclosures.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which amends the disclosure to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. For entities other than public business entities, the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing potential impacts of ASU 2023-09 and does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, it is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact that the updated standard will have on the Company’s disclosures within the condensed consolidated financial statements.

Note 4 - Disaggregation of Revenue

Disaggregation of Revenue

The Company recognizes revenue when control of the promised products or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from software sales. The Company’s revenue from contracts with customers are mainly sourced from the United Kingdom, Switzerland, France, and Italy.

Revenues consisted of the following:

	For the Three Months Ended September 30,
	2024 (Unaudited)	2023 (Unaudited)

Recurring revenue	$61,202	$49,826
Non-recurring revenue	40,767	48,082
	$101,969	$97,908

	For the Three Months Ended September 30,
	2024 (Unaudited)	2023 (Unaudited)

Revenue recognized at a point in time (1)	$40,767	$48,082
Revenue recognized over time (2)	61,202	49,826
Total	$101,969	$97,908

(1)	Software’s performance obligation is satisfied at a point in time when access to the software is provided to the customer.

(2)	Performance obligation from right to access software sales is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized over time.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 5 - The Grafiti Holding Note

On June 26, 2024, the Company purchased from Damon Motors the Grafiti Holding Note with an original principal amount of $350,000 (the “Grafiti Holding Note”). In accordance with the terms of the Grafiti Holding Note, the Company must loan to Damon Motors, at Damon Motors’s request, additional funds up to an aggregate principal amount, including the original principal amount, of $1,000,000. On September 25, 2024, the Grafiti Holding Note was amended to increase the maximum principal amount available for borrowing to $1,150,000. The Grafiti Holding Note accrues interest at a rate of 10% per year. The debt and accrued and unpaid interest is due and payable the earlier of (a) December 31, 2024, (b) when declared due and payable by the Company upon the occurrence of an event of default, or (c) within three business days following termination of the Damon Business Combination Agreement. Concurrent with the original principal amount provided to Damon Motors, the Company also loaned an additional $200,000 to Damon Motors on June 26, 2024. During the three months ended September 30, 2024, the Company loaned Damon Motors an additional $596,000. The principal balance of the Grafiti Holding Note was $1,146,000 and $550,000 as of September 30, 2024 and June 30, 2024, respectively. During the three months ended September 30, 2024 and September 30, 2023, the Company recognized $24,066 and $0 of interest income from the Grafiti Holding Note, respectively, which is included in the Other Income/Expense section of the condensed consolidated statements of operations. The total interest accrued as of September 30, 2024 and June 30, 2024 was $24,614 and $548, respectively, and is included in the Other Current Assets line of the condensed consolidated balance sheets.

Our note receivables balance was as follows:

	September 30, 2024 (Unaudited)	June 30, 2024 (Audited)
Note receivable, amortized cost	$1,146,000	$550,000
Less: allowance for credit losses	(238,103)	(108,568)
Note receivable, net	$907,897	$441,432

Current note receivable, net	$907,897	$441,432
Note receivable, net	$907,897	$441,432

A roll forward of the Company’s allowance for credit losses was as follows:

Balance at June 30, 2024	$108,568
Provision	129,535
Balance at September 30, 2024 (Unaudited)	$238,103

There were neither charges against the allowance nor recoveries of previously written off amounts for the three months ended September 30, 2023.

The Company’s Grafiti Holding Note represents a variable interest in Damon Motors. As such, the Company applied ASC 810 to assess whether the Company is the primary beneficiary and Damon Motors should be consolidated. The Company determined they are not the primary beneficiary, as the Company does not have the power to direct the activities that most significantly affect Damon Motors’s economic performance. The Company’s support to Damon Motors, and the Company’s maximum exposure, consists only of the Grafiti Holding Note outlined above. The primary reason for the financial support is to assist Damon Motors’ operations until the close of the merger. As such, the Company concluded the Damon Motors legal entity should not be consolidated.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 6 - Accrued Liabilities

Accrued liabilities as of September 30, 2024 and June 30, 2024 consisted of the following:

	As of September 30,	As of June 30,
	2024 (Unaudited)	2024 (Audited)
Accrued compensation and benefits	$17,326	$19,780
Accrued bonus and commissions	3,921	3,708
Accrued interest expense	53,706	3,301
Accrued professional fees	18,390	17,393
Accrued sales and other indirect taxes payable	11,170	15,739
	$104,513	$59,921

Note 7 - Income Taxes

There is no income tax provision or benefit for the three months ended September 30, 2024 or 2023 due to a history of losses and future projected losses. A full valuation allowance on deferred tax assets has been recorded for both periods.

Note 8 - Long-Term Debt

On June 26, 2024, the Company and Streeterville Capital, LLC (“Streeterville” or “Investor”) entered into a note purchase agreement, pursuant to which the Company agreed to sell, and Streeterville agreed to purchase, a secured promissory note in an aggregate original principal amount of $6,470,000 (the “Streeterville Note”). The Streeterville Note accrues interest on the outstanding balance of the note at the rate of 10% per annum, and all principal plus accrued interest is due and payable in December 2025. The Streeterville Note carries an original issue discount of $1,450,000 and $20,000 of issuance costs to cover legal, accounting, due diligence, monitoring and other transaction costs. On the same day, the Investor paid the purchase price of $5,000,000 as follows: (a) $1,150,000 to the Company; (b) $350,000 to Damon Motors as a senior secured loan from the Company to Damon Motors (the “Grafiti Holding Note”), and (c) $3,500,000 into escrow, which will be distributed to the Company upon satisfaction of certain conditions including: (a) consummation of the Business Combination; (b) the combined company’s common shares being listed on Nasdaq; and (c) immediately following the closing of the Business Combination, the combined company having no outstanding debt other than the Streeterville Note, certain other specified debts and trade payables incurred in the ordinary course of business (the “Escrow Conditions”). Pursuant to the escrow agreement, if the Escrow Conditions have not been satisfied by August 31, 2024 (the “Deadline Date”), the escrow agent may return the escrow amount to the Investor and the Guaranties in favor of Streeterville (as defined below) to Damon Motors and Damon Motors Corporation, a Delaware corporation and a wholly-owned subsidiary of Damon Motors. In accordance with the amendments to the escrow agreement, the Deadline Date has been extended to November 30, 2024, Additionally, starting on the earlier of 13 months after the closing of the Business Combination or January 1, 2026, the Investor may require the borrower to redeem up to one-sixth of the note’s initial principal and accrued interest monthly, and any unexercised redemption amounts can be carried over to future months. The Company has also agreed to not issue or sell and equity securities for capital raising purposes without the Investor’s prior consent. Additionally, the second amendment to the escrow agreement allows for the release of funds at the discretion of the investor even if the funding conditions have not been satisfied. On September 23, 2024, $350,000 of the funds placed in escrow were released to the Company. On November 20, 2024 the remaining $3,150,000 of the funds placed in escrow were released to the Company.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Long-Term Debt as of September 30, 2024 consisted of the following:

Long-Term Debt	Maturity	September 30, 2024 (Unaudited)	June 30, 2024 (Audited)
June 2024 10% Note (net of $469,381 and $450,059 unamortized debt discount and issuance costs)	12/26/2025	$1,974,316	$1,506,561
Total Long-Term Debt		$1,974,316	$1,506,561

Debt discount and issuance costs in the amount of $455,000 related to the Streeterville Note was recorded as a contra liability within long-term debt, which will be amortized over the term of the note. An additional $101,500 of debt discount was recorded as a contra liability within long-term debt during the three months ended September 30, 2024 with the release of a portion of the funds placed in escrow. Additional debt discount and issuance costs will be recorded as the Company receives the remaining portions of the Streeterville Note. Interest expense on long-term debt for the three months ended September 30, 2024 totaled $168,160 which includes $50,405 of interest expense, $82,178 of amortized debt discount and $35,577 of monitoring fee amortization. There was no interest expense in the three months ended September 30, 2023.

The Company had no short-term or long-term debt in the three months ended or as of September 30, 2023.

Note 9 - Stock Award Plans and Stock-Based Compensation

On June 11, 2024, the Company’s board of directors adopted a 2024 Stock Incentive Plan (the “Plan”). The maximum aggregate number of common shares that may be issued pursuant to the awards granted under the Plan (the “Share Reserve”) shall initially be 10,000,000, and the Share Reserve shall automatically increase on the first day of each calendar year beginning January 1, 2025, by a number of shares equal to the greatest of (i) 3,000,000 shares, (ii) twenty percent (20%) of the outstanding common shares on the last day of the immediately preceding calendar quarter, or (iii) such number of common shares determined by the committee delegated by the Company’s board of directors. As of September 30, 2024, there were no un-exercised options granted to consultants of the Company and 8,984,617 options were available for future grant under the Plan.

Incentive stock options granted under the Plan are granted at exercise prices not less than 100% of the estimated fair market value of the underlying common shares at date of grant. The exercise price per share for incentive stock options may not be less than 110% of the estimated fair value of the underlying common shares on the grant date for any individual possessing more that 10% of the total outstanding common shares of the Company. Options granted under the Plan vest over periods ranging from immediately to four years and are exercisable over periods not exceeding ten years.

As of September 30, 2024, there were no non-vested stock options and no unrecognized stock option compensation so the fair value of non-vested options was $0.0 million.

All of the 1,015,383 of stock options granted during the fiscal year ended June 30, 2024 were exercised on various dates between August 21, 2024 and September 4, 2024 for which the Company received $64,335 for the exercise of the stock options which is included on the Common Stock line of the condensed consolidated statements of changes in stockholders’ equity (deficit).

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

See below for a summary of the stock options granted under the Plan:

	Total	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2024	1,015,383	$0.06336	$—
Granted	—	—	—
Exercised	(1,015,383)	0.06336	—
Expired	—	—	—
Forfeitures	—	—	—
Outstanding at September 30, 2024	—	$—	$—

Exercisable at September 30, 2024	—	$—	$—

Note 10 - Credit Risk and Concentrations

During the three months ended September 30, 2024 the Company had two customers that accounted for a total of 31% of revenues. During the three months ended September 30, 2023, the Company had one customer that accounted for 10% of revenues.

As of September 30, 2024, three customers represented approximately 75% of total accounts receivable. As of September 30, 2023, four customers represented approximately 77% of total accounts receivable.

As of September 30, 2024 and June 30, 2024, the majority of cost of goods sold was related to related party expenses as discussed in Note 11. Therefore, there are no significant concentrations of purchases or accounts payable.

Note 11 - Net Investments from Inpixon

Prior to the transaction on December 27, 2023, the Company incurred expenses that were paid by Inpixon. The expenses incurred consist of salaries and benefits to certain employees of Inpixon that provided services for the Company. Inpixon allocated expenses to the Company based on the estimated time spent by each Inpixon employee. In addition, the Company recorded cost of sales for the use of Inpixon’s software. The Company also recorded adjustments to these condensed consolidated financial statements to record cost of sales at market value based on the price Inpixon would charge third parties for the use of the Inpixon’s software with industry consistent margins. The Company settled the amounts through equity. The Company has recorded these amounts as a change in stockholders’ equity (deficit) of $32,193 for the three months ended September 30, 2023.

Note 12 - Grafiti LLC Transactions

Distributor Agreement

On July 19, 2024, Grafiti Limited entered into a Distributor Agreement with Grafiti LLC. Grafiti LLC is 100% owned by Nadir Ali who was a director and officer of Damon as of September 30, 2024. Nadir Ali resigned as director and officer of Damon upon the closing of the Business Combination on November 13, 2024. Under the Distributor Agreement, Grafiti LLC granted Grafiti Limited a non-exclusive, non-transferable right and license to market and distribute SAVES (statistical analytics and visualization) products in the United Kingdom and other agreed-upon territories. Grafiti Limited will pay Grafiti LLC the then-current prices for the products, subject to a discount of up to 50% if certain revenue targets are met or other arrangements agreed upon by the parties. The deemed effective date of the Distributor Agreement is retroactive to January 1, 2024, and will remain in effect for one year from the effective date, automatically renewing for successive one-year periods unless either party provides advance notice prior to the end of the current term to not extend. Either party may terminate the agreement without cause by providing at least 90 days’ prior written notice, or immediately for specified reasons, including an uncured breach or bankruptcy. As of June 30, 2024 Grafiti Limited owed Grafiti LLC $42,896 under the agreement which is included in the Accounts Payable line on the condensed consolidated balance sheets. The Company has recorded the amounts related to the recognized revenue during the three months ended September 30, 2024 and 2023 as cost of revenues on the Company’s condensed consolidated statement of operations of $39,647 and $0, respectively. As of September 30, 2024 Grafiti Limited owed Grafiti LLC $50,341 under the agreement which is included in the Accounts Payable line on the condensed consolidated balance sheets.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Administrative Support Service Agreement

On July 19, 2024, Grafiti Limited entered into an Administrative Support Service Agreement with Grafiti LLC. Under the Administrative Support Service Agreement, Grafiti LLC agreed to provide accounting, tax, and other administrative sales support services to Grafiti Limited for $5,080 per month, with the amount subject to a 5% annual increase by Grafiti LLC. The Administrative Support Service Agreement is deemed to have commenced on January 1, 2024, and remains in effect for one year from the effective date, automatically renewing for successive one-year periods unless either party provides advance notice prior to the end of the current term to not extend. The Company has recorded these amounts as general and administrative costs on the Company’s condensed consolidated statement of operations of $15,240 and $0 for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, Grafiti Limited owed Grafiti LLC $15,240 under the agreement which is included in the Accounts Payable line on the condensed consolidated balance sheets.

Note 13 - Commitments and Contingencies

Litigation

Certain conditions may exist as of the date the condensed consolidated financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. However, the performance of our Company’s business, financial position, and results of operations or cash flows may be affected by unfavorable resolution of any particular matter.

Leases

The Company has a twelve month operating lease for administrative offices in the United Kingdom for $360 per month which expires on April 30, 2025. The Company also has a storage space lease that it retains for $300 per month that renews on an annual basis in October of each year.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Advisory Services and Consulting Agreements

Nadir Ali

The Company entered into a consulting agreement with Mr. Ali on September 25, 2024 pursuant to which it agreed to pay a fee of $15,000 per month for services rendered to the Company since April 1, 2024 until the end of the month of the closing of the Business Combination pursuant to which Mr. Ali will advise on public company reporting and compliance matters, business development, growth strategies and other operational matters as requested.

As compensation under the consulting agreement, Mr. Ali is entitled to a fee of $325,000 upon closing the Business Combination and his monthly fee will increase to $54,167 per month beginning on the first of each month following the closing of the Business Combination through the remainder of the term of the agreement.

Unless otherwise terminated earlier pursuant to the consulting agreement, the agreement will continue for a period of six months following the closing of the Business Combination which may be extended for additional terms, upon mutual consent. The Company has the right to terminate the consulting agreement with 30 days’ notice; however, if it is terminated by the Company prior to the six month anniversary of the closing of the Business Combination (the “Ali Guaranteed Period”) for any reason other than the gross negligence, recklessness or willful misconduct of Mr. Ali, the monthly fee will continue to be paid for the remainder of the Ali Guaranteed Period. Mr. Ali has the right to terminate the consulting agreement with 30 days’ notice for specified reasons, including the Company’s failure to make timely payments, gross negligence, recklessness, willful misconduct, or the filing of bankruptcy by the Company. In such cases, the monthly fee for the remainder of the Ali Guaranteed Period will continue to be paid.

As of September 30, 2024, the Company owed Mr. Ali $30,000 for services provided under the consulting agreement.

Melanie Figueroa

The Company entered into a consulting agreement on September 25, 2024 with Ms. Figueroa pursuant to which it agreed to pay a fee of $15,000 per month for services rendered to the Company since April 1, 2024 until the end of the month of the closing of the Business Combination pursuant to which Ms. Figueroa will provide advisory services with respect to her knowledge and expertise related to Company’s public company reporting and compliance matters and corporate business development and growth strategies.

As compensation under the consulting agreement, Ms. Figueroa is entitled to a fee of $175,000 upon closing the Business Combination and her monthly fee will increase to $29,167 per month beginning on the first of each month following the closing of the Business Combination through the remainder of the term of the agreement.

Unless otherwise terminated earlier pursuant to the consulting agreement, the agreement will continue for a period of six months following the closing of the Business Combination which may be extended for additional terms, upon mutual consent. The Company has the right to terminate the consulting agreement with 30 days’ notice; however, if it is terminated by the Company prior to the six month anniversary of the closing of the Business Combination (the “Figueroa Guaranteed Period”) for any reason other than the gross negligence, recklessness or willful misconduct of Ms. Figueroa, the monthly fee will continue to be paid for the remainder of the Figueroa Guaranteed Period. Ms. Figueroa has the right to terminate the consulting agreement with 30 days’ notice for specified reasons, including the Company’s failure to make timely payments, gross negligence, recklessness, willful misconduct, or the filing of bankruptcy by the Company. In such cases, the monthly fee for the remainder of the Figueroa Guaranteed Period will continue to be paid.

As of September 30, 2024, the Company owed Ms. Figueroa $30,000 for services provided under the consulting agreement.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Wendy Loundermon

The Company entered into a consulting agreement with Mrs. Loundermon on September 25, 2024 pursuant to which it agreed to pay a fee of $10,000 per month for services rendered to the Company since April 1, 2024 until the end of the month of the closing of the Business Combination pursuant to which Mrs. Loundermon will provide advisory services with respect to her knowledge and expertise regarding the transition of the Company’s financial reporting function to ensure continuity of business operations.

As compensation under the consulting agreement, Mrs. Loundermon is entitled to a fee of $150,000 upon closing the Business Combination and her monthly fee will increase to $25,000 per month beginning on the first of each month following the closing of the Business Combination through the remainder of the term of the agreement.

Unless otherwise terminated earlier pursuant to the consulting agreement, the agreement will continue for a period of six months following the closing of the Business Combination which may be extended for additional terms, upon mutual consent. The Company has the right to terminate the consulting agreement with 30 days’ notice; however, if it is terminated by the Company prior to the six month anniversary of the closing of the Business Combination (the “Loundermon Guaranteed Period”) for any reason other than the gross negligence, recklessness or willful misconduct of Mrs. Loundermon, the monthly fee will continue to be paid for the remainder of the Loundermon Guaranteed Period. Mrs. Loundermon has the right to terminate the consulting agreement with 30 days’ notice for specified reasons, including the Company’s failure to make timely payments, gross negligence, recklessness, willful misconduct, or the filing of bankruptcy by the Company. In such cases, the monthly fee for the remainder of the Loundermon Guaranteed Period will continue to be paid.

As of September 30, 2024, the Company owed Mrs. Loundermon $20,000 for services provided under the consulting agreement.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 14 - Subsequent Events

Trust Shares Distribution

As described in Note 1, on October 23, 2023, Parent and the Company entered into a Separation and Distribution Agreement, pursuant to which all of the outstanding shares of Grafiti Limited were transferred to the Company, such that on December 26, 2023, Grafiti Limited became a wholly-owned subsidiary of the Company. Following the reorganization, and in connection with the spin-off of the Company from Parent, on December 27, 2023 (the “record date”), all of the outstanding common shares of the Company (the “Trust Shares”) were transferred to the Grafiti Holding Inc. Liquidating Trust (the “Trust”), to be held for the benefit of holders of the Parent’s common stock, preferred stock and those outstanding warrants that are contractually entitled to participate in the distribution, on a pro rata basis as of the record date (collectively, the “participating Parent securityholders”). On November 12, 2024, the Trust Shares were delivered to participating Parent securityholders, on a pro rata at a ratio of 1 for 50 resulting in the distribution of 3,536,746 Trust Shares to participating Parent securityholders.

Amalgamation

Also as described in Note 1, on October 23, 2023, the Company, Parent, Damon Motors, and Amalco Sub entered into the Damon Business Combination Agreement. On November 13, 2024, Damon Motors and Amalco Sub amalgamated to continue as a wholly owned subsidiary of the Company (the “Amalgamation”). Following the Amalgamation, the Company was renamed “Damon Inc.” (also referred to herein as the “combined company”). Pursuant to the Plan of Arrangement under the laws of British Columbia, as contemplated in the Damon Business Combination Agreement, securityholders of Damon Motors exchanged their securities of Damon Motors for amalgamation consideration consisting of:

(i) 14,761,045 common shares of the Company, also known as “Subordinate Voting Shares”

(ii) 1,391,181 multiple voting shares of the Company, which are convertible into common shares of the Company on a 1 for 1 basis, issued to Jay Giraud, the combined company’s CEO and director, and its controlled entity,

(iii) warrants to purchase 2,186,498 common shares of the Company at an exercise price of $7.81 per share, with terms substantially similar to those of Damon Motors’s warrants, issued to former Damon Motors warrant holders, and

(iv) options to purchase 1,942,127 common shares at exercise prices between $0.57 and $12.73, issued to former Damon Motors option holders under the Company’s equity incentive plans.

The exchanges are based on an exchange ratio determined according to the formula in the Damon Business Combination Agreement.

The combined company commenced trading on the Nasdaq Global Market on November 18, 2024 under the symbol “DMN”.

As a result of the closing of the Business Combination, a change in control of the Company has occurred, and Damon Motors became a wholly owned subsidiary of the Company. Following the issuance of the amalgamation consideration pursuant to the Plan of Arrangement, the Company’s security holders immediately prior to the effective time of the Amalgamation (the “Effective Time”) retained beneficial ownership of approximately 18% of the outstanding common shares of the Company on a fully-diluted basis and Damon Motors security holders immediately prior to the Effective Time acquired beneficial ownership of common shares amounting to approximately 82% of the outstanding common shares of the Company on a fully-diluted basis.

Creation of Multiple Voting Shares

Prior to the Effective Time, on November 12, 2024, the Company filed a Notice of Alteration with the Province of British Columbia Registrar of Companies to amend its Notice of Articles to, among other things, reflect the amended articles of the Company authorizing, among other things, the creation of a class of Multiple Voting Shares and setting out the rights and restrictions attaching to the Multiple Voting Shares and the common shares.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Financing Agreements

Streeterville June 2024 Note – Amended Security Agreements

On November 13, 2024, prior to the closing of the Business Combination, (a) the Company entered into an amendment to the Security Agreement, dated June 26, 2024 by and between the Company and Streeterville Capital LLC delivered in connection with the Streeterville Note in an aggregate principal amount of $6,470,000, whereby the Company granted to Streeterville a security interest in all right, title, interest, claims and demands to its assets, and (b) Damon Motors entered into a security agreement with Streeterville, whereby Damon Motors granted to Streeterville a security interest in all right, title, interest, claims and demands to its assets, and (c) Damon Motors entered into an IP security agreement with Streeterville, whereby Damon Motors granted to Streeterville a security interest in certain of its intellectual property. Streeterville’s security over the Company’s assets ranks pari passu with the security granted under the November 2024 Debt Financing (as described in greater detail below) pursuant to an intercreditor agreement dated as of November 13, 2024 (the “Intercreditor Agreement”).

November 2024 Debt Financing

East-West

On November 13, 2024, the Company and East West Utah limited liability company, an affiliate of Streeterville, entered into a note purchase agreement, pursuant to which the Company agreed to sell, and East West agreed to purchase, a secured promissory note in an aggregate original principal amount of $8,385,000 (the “East West Note”) (the “East West Financing”). The East West Note carries an original issue discount of $1,885,000. For as long as the East West funding conditions (as defined in the East West Note) are satisfied on each applicable funding date (unless waived by East West), the proceeds from the East West Note will be funded in tranches in accordance with the following schedule: (a) $2,000,000 on January 31, 2025, (b) $1,500,000 on April 30, 2025, (c) $1,500,000 on July 31, 2025, and (d) $1,500,000 on September 30, 2025.

For each $1.00 in funds the Company raises in the sale of any of its equity shares in a financing for the purpose of raising capital as part of any public offering of its equity securities pursuant to a registration statement, at East West’s sole election, East West may reduce its next funding obligation by $0.50. The East West Note will mature on the date that is 18 months from issuance of the initial tranche of funding thereunder. For each $1.00 funded by lender under the East West Note, an additional $0.29 in original issue discount will be added to the outstanding balance. It bears interest at 10% per annum, which will increase to 22% or the maximum permitted by applicable law upon the occurrence of an event of default (as defined in the East West Note). In such an event, East West may declare the outstanding balance, multiplied by 110%, immediately due. Upon a change of control, the balance, multiplied by 110%, will also become due.

Beginning on the date that is the earlier of (i) thirteen months from the closing date of the Business Combination and (ii) January 1, 2026, East West shall have the right to require the Company to redeem up to an aggregate of one sixth of the initial principal balance of the East West Note plus any interest accrued thereunder each month (each monthly exercise, a “East West Monthly Redemption Amount”) by providing written notice to the Company, provided however that if East West does not exercise the East West Monthly Redemption Amount in a corresponding month, then such East West Monthly Redemption Amount shall be available for East West to redeem in any future month in addition to such future month’s East West Monthly Redemption Amount.

In connection with the East West Financing, Damon Motors Corporation, a Delaware corporation and a wholly-owned subsidiary of Damon (the “Damon Motors Subsidiary”), and Damon Motors each entered into a guaranty, dated as of November 13, 2024, whereby Damon Motors and the Damon Motors Subsidiary guaranteed the performance of the Company’s obligations under the East West Note.

DAMON INC. (FORMERLY GRAFITI HOLDING INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Additionally, the Company’s obligations under the East West Note are secured. On November 13, 2024, prior to the closing of the Business Combination, (a) Damon entered a security agreement with East West whereby Damon granted to East West a security interest in all right, title, interest, claims and demands to its assets, and (b) Damon Motors entered into a security agreement with East West whereby Damon Motors granted to East West a security interest in all right, title, interest, claims and demands to its assets, and (c) Damon Motors entered into an IP security agreement with East West whereby Damon Motors granted to East West a security interest in certain of its intellectual property.

Braebeacon

On November 13, 2024, the Company and Braebeacon Holdings Inc. (“BHI”) entered into a note purchase agreement (the “BHI Note Purchase Agreement”) pursuant to which the Company agreed to sell, and BHI agreed to purchase, a secured promissory note in an aggregate original principal amount of $8,385,000 (the “BHI Note”) (the “BHI Financing”; together with the East West Financing, the “November 2024 Debt Financing”). The BHI Note carries an original issue discount of $1,885,000. For as long as the BHI funding conditions (as defined in the BHI Note) are satisfied on each applicable funding date (unless waived by BHI, the proceeds from the BHI Note will be funded in tranches in accordance with the following schedule: (a) $2,000,000 on January 31, 2025, (b) $1,500,000 on April 30, 2025, (c) $1,500,000 on July 31, 2025, and (d) $1,500,000 on September 30, 2025.

Each $1.00 in funds the Company raises in the sale of any of its equity shares in a financing for the purpose of raising capital as part of any public offering of its securities pursuant to a registration statement, at BHI’s sole election, BHI may reduce its next funding obligation by $0.50. For each $1.00 funded by Lender under the BHI Note, an additional $0.29 in original issue discount will be added to the outstanding balance. The BHI Note will mature on 18 months from issuance of the initial tranche of funding thereunder. It bears interest at 10% per annum, which will increase to 22% or the maximum permitted by applicable law upon the occurrence of an event of default (as defined in the BHI Note). In such an event, BHI may declare the outstanding balance, multiplied by 110%, immediately due. Upon a change of control, the balance, multiplied by 110%, will also become due.

Beginning on the date that is the earlier of (i) thirteen months from the closing date of the Business Combination and (ii) January 1, 2026, BHI shall have the right to require the Company to redeem up to an aggregate of one sixth of the initial principal balance of the BHI Note plus any interest accrued thereunder each month (each monthly exercise, a “BHI Monthly Redemption Amount”) by providing written notice to the Company, provided however that if BHI does not exercise the BHI Monthly Redemption Amount in a corresponding month, then such BHI Monthly Redemption Amount shall be available for BHI to redeem in any future month in addition to such future month’s BHI Monthly Redemption Amount.

In connection with the BHI Financing, the Damon Motors Subsidiary and Damon Motors, each entered into a guaranty, dated as of November 13, 2024, whereby Damon Motors and the Damon Motors Subsidiary guaranteed the performance of the Company’s obligations under the BHI Note.

Additionally, the Company’s obligations under the BHI Note are secured. On November 13, 2024, prior to the closing of the Business Combination, (a) Damon entered a security agreement with BHI whereby Damon granted to BHI a security interest in all right, title, interest, claims and demands to its assets, and (b) Damon Motors entered into a security agreement with BHI whereby Damon Motors granted to BHI a security interest in all right, title, interest, claims and demands to its assets, and (c) Damon Motors entered into an IP security agreement with BHI whereby Damon Motors granted to BHI a security interest in certain of its intellectual property.

Pursuant to the Intercreditor Agreement, each of Streeterville, East West and BHI have agreed to rank pari passu in connection with the above noted financing transactions.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements and the corresponding notes included elsewhere in this Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview of Our Business

Business of Damon Motors

Damon Inc., formerly known as Grafiti Holding Inc. (collectively with its subsidiaries, as appropriate, “Damon,” the “Company,” “we,” “us,” or “our”), through its wholly-owned subsidiary, Damon Motors Inc. (“Damon Motors”) and its subsidiaries, designs and manufactures motorcycles aimed at transforming the motorcycle industry by building a smart and technologically advanced motorcycle. Damon Motors is developing the technology and investing in the capabilities to lead the industry transformation in the high-performance electric motorcycle market. With decades of combined management and engineering experience across the team’s careers, and a commitment to low carbon personal mobility solutions, Damon Motors is introducing existing enthusiasts to high-performance electric products while bringing new riders to the motorcycle community with first of its kind advances in zero emissions motorcycle performance, safety, connectivity and AI.

Founded in 2017, Damon Motors started reimagining the future of motorcycling by means of advanced safety design, electric vehicle powertrain technology and user experience. In 2019, Damon Motors took its first alpha prototype motorcycles and safety systems into the field to test the concept. In 2021, Damon Motors expanded its operations and expertise with an R&D facility in San Rafael, California to accelerate the engineering and development of its HyperDrive platform drive unit and the HyperSport motorcycle. Through core technology advancements, Damon Motors electric motorcycles are in prototype phase of product validation.

Damon Motors’s electric vehicles are developed with a set of proprietary design principles that elevate the brand, deliver differentiated riding experiences and bring emotion to electric propulsion. The initial product portfolio of motorcycle models will be built upon and utilize a single powertrain platform called HyperDrive™. As a patented, monocoque-constructed battery-chassis, HyperDrive houses a proprietary 150 kW 6-phase liquid cooled IPM motor-gearbox and proprietary electronics. This platform approach establishes a capital-efficient path to grow the product line to meet a wide range of future segments and price points, while also supporting a wide range of future motorcycle models and power sizes that share as much as 85 percent common parts. By using the frame of the battery as the motorcycle’s chassis, HyperDrive also achieves valuable weight and cost reduction advantages. With 150 kW of power at its disposal, HyperDrive has been specifically designed to compete with the performance of market leaders in the high-performance motorcycle market, whether internal combustion or electric. Thanks to the energy modularity designed into it, HyperDrive-based motorcycles can be detuned in power, energy and thus cost to support 500 – 1500cc power equivalent classes of motorcycles in both the North American and European markets, with price points ranging from $20,000 - $80,000.

The HyperDrive platform is contrasted by the smaller, less powerful and lower cost HyperLite platform, currently in its early design phase. HyperLite will be developed using a very similar design architecture as HyperDrive, enabling the production of a range of light weight, low to medium cost motorcycles and scooters with milder levels of horsepower that are more common in overseas and developing markets. With these two platforms paired with Damon Motors’s three patented cornerstone technologies, CoPilot™, Shift™ and its AI-enabled cloud platform. Damon Motors’s long-term objective is to build a premium, high-tech, electric motorcycle company that rivals the largest incumbents in both profit and annual volume, by providing a technologically enhanced riding experience that is not currently available from other manufacturers.

CoPilot provides a novel rider assistance and warning system integrated into the motorcycle. Shift allows the handlebars and foot pegs to mechatronically adjust on the fly, addressing issues of ergonomic comfort and allowing users to select different riding positions for changing conditions such as a lower, more aerodynamic position for highway use or a more upright position for urban use. Its AI-enabled cloud will collect environmental and situational data that, paired with over-the-air software updates, can drive a continual loop of collision warning improvements, with an aim to further reduce accident probability over time.

The commercial production of Damon Motors’s motorcycles is expected to commence after passing various internal and external tests and undergoing a self-certification process required for US-bound vehicle homologation. These tests include: the completion of Damon Motors’s ride quality and long-term durability testing, completion of FCC Title 47 certification for the onboard charger, completion of UN 38.3 battery testing, completion of Damon Motors’s internal battery testing, extreme temperature operation verification, brake testing per FMVSS, and an internal and external review of FMVSS compliance with Damon Motors engineering subcontractor TUV of Germany.

Business of Grafiti Limited

Damon, through its wholly-owned subsidiary Grafiti Limited, distributes in the United Kingdom and certain other European countries data analytics and visualization software products referred to as “SAVES” primarily for scientists and engineers. Grafiti Limited products can be downloaded to a user’s desktop. These products help scientific research in the health and life sciences domain in the discovery of new drugs, in the study of the efficacy of established drugs and therapies, and in epidemic propagation research, among other applications. Engineers use our products for a multitude of applications which include, but are not limited to, conducting surface modelling analysis and curve fitting in order to design new engineering processes, studying signal attenuation and propagation in radio engineering. Potential automobile and motorcycle applications could include surface panel design for aerodynamics, aesthetic symmetry, and calculated asymmetry among others. We believe the Grafiti Limited regression analysis product could also be used for predicting vehicle sharing demand and pricing trends in various markets based on a wide range of variables.

Grafiti Limited’s strategy is to build a broader, long term customer base by increasing its sales of Grafiti Limited’s product offerings which will include cloud and Macintosh compatible data analytics and statistical visualization software products. We believe this will enable the Grafiti Limited business to focus on generating more recurring revenues in the future.

Recent Transactions

Trust Shares Distribution in connection with Spin-Off of Grafiti Holding

On October 23, 2023, Parent and Grafiti Holding entered into a Separation and Distribution Agreement, pursuant to which all of the outstanding shares of Grafiti Limited were transferred to Grafiti Holding, such that on December 26, 2023, Grafiti Limited became a wholly-owned subsidiary of Grafiti Holding. Grafiti Limited was formed by the Parent on May 13, 2020 as a distribution arm for its SAVES products in the United Kingdom market and part of the European market. Following the reorganization, and in connection with the spin-off of Grafiti Holding from Parent, on December 27, 2023 (the “record date”), all of the outstanding common shares of the Company (the “Trust Shares”) were transferred to the Trust, to be held for the benefit of holders of the Parent’s common stock, preferred stock and those outstanding warrants that are contractually entitled to participate in the distribution, on a pro rata basis as of the record date (collectively, the “participating Parent securityholders”). On November 12, 2024, the Trust Shares were delivered to participating Parent securityholders, on a pro rata at a ratio of 1 for 50 resulting in the distribution of 3,536,746 Trust Shares to participating Parent securityholders.

Completion of Business Combination

On October 23, 2023, the Company, Parent, Damon Motors, and 1444842 B.C. LTD (“Amalco Sub”) entered into a Business Combination Agreement (as amended by the First Amendment to the Business Combination Agreement dated June 18, 2024 and the Second Amendment to the Business Combination Agreement dated September 26, 2024, the “Damon Business Combination Agreement”). On November 13, 2024, Damon Motors and Amalco Sub amalgamated to continue as a wholly owned subsidiary of the Company (the “Amalgamation”). Following the Amalgamation, the Company was renamed “Damon Inc.” (also referred to herein as the “combined company”). Pursuant to the Plan of Arrangement under the laws of British Columbia, as contemplated in the Damon Business Combination Agreement, securityholders of Damon Motors exchanged their securities of Damon Motors for amalgamation consideration consisting of:

(i) 14,761,045 common shares of the Company, also known as “Subordinate Voting Shares,”

(ii) 1,391,181 multiple voting shares of the Company, which are convertible into common shares of the Company on a 1 for 1 basis, issued to Jay Giraud, the combined company’s CEO and director at the closing, and its controlled entity,

(iii) warrants to purchase 2,186,498 common shares of the Company at an exercise price of $7.81 per share, with terms substantially similar to those of Damon Motors’s warrants, issued to former Damon Motors warrant holders, and

(iv) options to purchase 1,942,127 common shares at exercise prices between $0.57 and $12.73, issued to former Damon Motors optionholders under the Company’s equity incentive plans.

The exchanges are based on an exchange ratio determined according to the formula in the Damon Business Combination Agreement.

The combined company commenced trading on the Nasdaq Global Market on November 18, 2024, under the symbol “DMN”.

As a result of the closing of the Business Combination, a change in control of the Company has occurred, and Damon Motors became a wholly owned subsidiary of the Company. Following the issuance of the amalgamation consideration pursuant to the Plan of Arrangement, the Company’s security holders immediately prior to the effective time of the Amalgamation (the “Effective Time”) retained beneficial ownership of approximately 18% of the outstanding common shares of the Company on a fully-diluted basis and Damon Motors security holders immediately prior to the Effective Time acquired beneficial ownership of common shares amounting to approximately 82% of the outstanding common shares of the Company on a fully-diluted basis.

Following the resignation of Jay Giraud from all officer and director positions with the Company as of December 4, 2024, all the multiple voting shares held by Mr. Giraud and his wholly-owned company were converted automatically into common shares on a one-for-one basis. After giving effect to the conversion, the Company has 20,767,610 common shares outstanding, with no multiple voting shares remaining outstanding.

Creation of Multiple Voting Shares and Adoption of Amended Articles

Prior to the Effective Time, on November 12, 2024, the Company’s shareholders authorized amendments to the Company’s articles. These amendments included, among other things, the creation of a class of Multiple Voting Shares and the establishment of the rights and restrictions applicable to the Multiple Voting Shares and common shares. On the same date, the Company filed a Notice of Alteration with the Registrar of Companies for the Province of British Columbia to amend its Notice of Articles to reflect the creation of the Multiple Voting Shares.

Financing Agreements

Streeterville June 2024 Note – Amended Security Agreements

On November 13, 2024, prior to the closing of the Business Combination, (a) the Company entered into an amendment to the Security Agreement, dated June 26, 2024 by and between the Company and Streeterville Capital LLC delivered in connection with the a secured promissory note in an aggregate original principal amount of $6,470,000 (the “Streeterville Note”) issued to Streeterville Capital, LLC (“Streeterville”), whereby the Company granted to Streeterville a security interest in all right, title, interest, claims and demands to its assets, and (b) Damon Motors entered into a security agreement with Streeterville, whereby Damon Motors granted to Streeterville a security interest in all right, title, interest, claims and demands to its assets, and (c) Damon Motors entered into an IP security agreement with Streeterville, whereby Damon Motors granted to Streeterville a security interest in certain of its intellectual property. Streeterville’s security over the Company’s assets ranks pari passu with the security granted under the November 2024 Debt Financing (as described in greater detail below) pursuant to an intercreditor agreement dated as of November 13, 2024 (the “Intercreditor Agreement”).

November 2024 Debt Financing

East-West

On November 13, 2024, the Company and East West Utah limited liability company, an affiliate of Streeterville, entered into a note purchase agreement, pursuant to which the Company agreed to sell, and East West agreed to purchase, a secured promissory note in an aggregate original principal amount of $8,385,000 (the “East West Note”) (the “East West Financing”). The East West Note carries an original issue discount of $1,885,000. For as long as the East West funding conditions (as defined in the East West Note) are satisfied on each applicable funding date (unless waived by East West), the proceeds from the East West Note will be funded in tranches in accordance with the following schedule: (a) $2,000,000 on January 31, 2025, (b) $1,500,000 on April 30, 2025, (c) $1,500,000 on July 31, 2025, and (d) $1,500,000 on September 30, 2025.

For each $1.00 in funds the Company raises in the sale of any of its equity shares in a financing for the purpose of raising capital as part of any public offering of its equity securities pursuant to a registration statement, at East West’s sole election, East West may reduce its next funding obligation by $0.50. The East West Note will mature on the date that is 18 months from issuance of the initial tranche of funding thereunder. For each $1.00 funded by lender under the East West Note, an additional $0.29 in original issue discount will be added to the outstanding balance. It bears interest at 10% per annum, which will increase to 22% or the maximum permitted by applicable law upon the occurrence of an event of default (as defined in the East West Note). In such an event, East West may declare the outstanding balance, multiplied by 110%, immediately due. Upon a change of control, the balance, multiplied by 110%, will also become due.

Beginning on the date that is the earlier of (i) thirteen months from the closing date of the Business Combination and (ii) January 1, 2026, East West shall have the right to require the Company to redeem up to an aggregate of one sixth of the initial principal balance of the East West Note plus any interest accrued thereunder each month (each monthly exercise, a “East West Monthly Redemption Amount”) by providing written notice to the Company, provided however that if East West does not exercise the East West Monthly Redemption Amount in a corresponding month, then such East West Monthly Redemption Amount shall be available for East West to redeem in any future month in addition to such future month’s East West Monthly Redemption Amount.

In connection with the East West Financing, Damon Motors Corporation, a Delaware corporation and a wholly-owned subsidiary of Damon (the “Damon Motors Subsidiary”), and Damon Motors each entered into a guaranty, dated as of November 13, 2024, whereby Damon Motors and the Damon Motors Subsidiary guaranteed the performance of the Company’s obligations under the East West Note.

Additionally, the Company’s obligations under the East West Note are secured. On November 13, 2024, prior to the closing of the Business Combination, (a) Damon entered a security agreement with East West whereby Damon granted to East West a security interest in all right, title, interest, claims and demands to its assets, and (b) Damon Motors entered into a security agreement with East West whereby Damon Motors granted to East West a security interest in all right, title, interest, claims and demands to its assets, and (c) Damon Motors entered into an IP security agreement with East West whereby Damon Motors granted to East West a security interest in certain of its intellectual property.

Braebeacon

On November 13, 2024, the Company and Braebeacon Holdings Inc. (“BHI”) entered into a note purchase agreement (the “BHI Note Purchase Agreement”) pursuant to which the Company agreed to sell, and BHI agreed to purchase, a secured promissory note in an aggregate original principal amount of $8,385,000 (the “BHI Note”) (the “BHI Financing”; together with the East West Financing, the “November 2024 Debt Financing”). The BHI Note carries an original issue discount of $1,885,000. For as long as the BHI funding conditions (as defined in the BHI Note) are satisfied on each applicable funding date (unless waived by BHI, the proceeds from the BHI Note will be funded in tranches in accordance with the following schedule: (a) $2,000,000 on January 31, 2025, (b) $1,500,000 on April 30, 2025, (c) $1,500,000 on July 31, 2025, and (d) $1,500,000 on September 30, 2025.

Each $1.00 in funds the Company raises in the sale of any of its equity shares in a financing for the purpose of raising capital as part of any public offering of its securities pursuant to a registration statement, at BHI’s sole election, BHI may reduce its next funding obligation by $0.50. For each $1.00 funded by Lender under the BHI Note, an additional $0.29 in original issue discount will be added to the outstanding balance. The BHI Note will mature on 18 months from issuance of the initial tranche of funding thereunder. It bears interest at 10% per annum, which will increase to 22% or the maximum permitted by applicable law upon the occurrence of an event of default (as defined in the BHI Note). In such an event, BHI may declare the outstanding balance, multiplied by 110%, immediately due. Upon a change of control, the balance, multiplied by 110%, will also become due.

Beginning on the date that is the earlier of (i) thirteen months from the closing date of the Business Combination and (ii) January 1, 2026, BHI shall have the right to require the Company to redeem up to an aggregate of one sixth of the initial principal balance of the BHI Note plus any interest accrued thereunder each month (each monthly exercise, a “BHI Monthly Redemption Amount”) by providing written notice to the Company, provided however that if BHI does not exercise the BHI Monthly Redemption Amount in a corresponding month, then such BHI Monthly Redemption Amount shall be available for BHI to redeem in any future month in addition to such future month’s BHI Monthly Redemption Amount.

In connection with the BHI Financing, the Damon Motors Subsidiary and Damon Motors, each entered into a guaranty, dated as of November 13, 2024, whereby Damon Motors and the Damon Motors Subsidiary guaranteed the performance of the Company’s obligations under the BHI Note.

Additionally, the Company’s obligations under the BHI Note are secured. On November 13, 2024, prior to the closing of the Business Combination, (a) Damon entered a security agreement with BHI whereby Damon granted to BHI a security interest in all right, title, interest, claims and demands to its assets, and (b) Damon Motors entered into a security agreement with BHI whereby Damon Motors granted to BHI a security interest in all right, title, interest, claims and demands to its assets, and (c) Damon Motors entered into an IP security agreement with BHI whereby Damon Motors granted to BHI a security interest in certain of its intellectual property.

Pursuant to the Intercreditor Agreement, each of Streeterville, East West and BHI have agreed to rank pari passu in connection with the above noted financing transactions.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We evaluate our critical accounting estimates and assumptions on an ongoing basis. Our estimates are based on historical experience, current trends, and various other assumptions that we believe to be reasonable under the circumstances to ensure that our financial statements are presented fairly and in accordance with GAAP. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows may be affected. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

There have been no significant changes to our critical accounting estimates as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended June 30, 2024 and 2023 included in the information statement filed as Exhibit 99.1 to the amended registration statement on Form 10-12B filed with the SEC on September 26, 2024.

Results of Operations

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	September 30, 2024		September 30, 2023
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change
Revenues	$101,969	100%	$97,908	100%	$4,061	4%
Cost of revenues	$39,647	39%	$23,805	24%	$15,842	67%
Gross profit	$62,322	61%	$74,103	76%	$(11,781)	(16)%
Operating expenses	$1,482,768	1,454%	$77,795	79%	$1,404,973	1,806%
Loss from operations	$(1,420,446)	(1,393)%	$(3,692)	(4)%	$(1,416,754)	(38,374)%
Other Income/(Expense)	$(144,094)	(141)%	$—	—%	$(144,094)	100%
Income tax benefit (provision)	$—	—%	$—	—%	$—	—%
Net loss	$(1,564,540)	(1,534)%	$(3,692)	(4)%	$(1,560,848)	(42,276)%

Revenues

Revenues for the three months ended September 30, 2024 were $101,969 compared to $97,908 for the comparable period in the prior year for an increase of $4,061, or approximately 4% and relatively flat over the two periods.

Gross Margin

Cost of revenues for the three months ended September 30, 2024 were $39,647 compared to $23,805 for the comparable period in the prior year for an increase of $15,842 due to the higher revenues during the period and due to the revised terms of the technology licensing arrangement post the spin-off.

The gross profit margin for the three months ended September 30, 2024 was 61% compared to 76% for the three months ended September 30, 2023. This lower margin in the three months ended September 30, 2024 is due to the revised terms of the technology licensing arrangement post the spin-off.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 were $1,482,768 and $77,795 for the comparable period ended September 30, 2023 for an increase of $1,404,973 primarily due to $1,085,297 of accounting, legal and other costs of the pending business combination with Damon Motors, $129,535 provision for credit losses on the promissory note Damon Motors issued to the Company in June 2024 (the “Damon Motors Note Issued to Damon”) and $169,701 of other professional fees.

Other Income/(Expense)

Other income and expense for the three months ended September 30, 2024 were $144,094 compared to $— for the comparable period in the prior year. The $144,094 increase is due to the interest, debt discount and monitoring fee expense of the Streeterville Note that was entered into in June 2024 offset by the interest income accrual from the Damon Motors Note Issued to Damon.

Non-GAAP Financial information

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation.

EBITDA for the three months ended September 30, 2024 was a loss of $1,420,193 compared to a loss of $3,476 for the prior year period. Adjusted EBITDA for the three months ended September 30, 2024 was a loss of $334,896 compared to a loss of $3,476 for the prior year period.

The following table presents a reconciliation of net loss attributable to shareholders of the Company, which is our GAAP operating performance measure, to EBITDA and Adjusted EBITDA for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	2024	2023
Net loss attributable to common stockholders	$(1,564,540)	$(3,692)
Interest expense/(income), net	144,094	—
Income tax benefit (provision)	—	—
Depreciation and amortization	253	216
Non-GAAP EBITDA	$(1,420,193)	$(3,476)
Adjusted for:
Non-recurring one-time charges:
Acquisition transaction/financing costs	1,085,297	—
Non-GAAP Adjusted EBITDA	$(334,896)	$(3,476)

We rely on EBITDA and Adjusted EBITDA, which are non-GAAP financial measures for the following:

●	To review and assess the operating performance of our Company as permitted by ASC Topic 280, Segment Reporting;

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented EBITDA and Adjusted EBITDA above because we believe they convey useful information to investors regarding our operating results. We believe they provide an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present EBITDA and Adjusted EBITDA as supplemental disclosure because of the following:

●	We believe EBITDA and Adjusted EBITDA are useful tools for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization.

●	We believe that it is useful to provide to investors with standard operating metrics used by management to evaluate our operating performance; and

●	We believe that the use of EBITDA and Adjusted EBITDA is helpful to compare our results to other companies.

Even though we believe EBITDA and Adjusted EBITDA are useful for investors, they have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net income (loss) or consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include the fact that:

●	Neither EBITDA nor EBITDA reflects our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Neither EBITDA nor EBITDA reflects changes in, or cash requirements for, our working capital needs;

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and neither EBITDA nor EBITDA reflects any cash requirements for such replacements; and

●	Neither EBITDA nor EBITDA reflects income or other taxes or the cash requirements to make any tax payments

Because of these limitations, neither EBITDA nor EBITDA should be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and providing EBITDA and Adjusted EBITDA only as supplemental information.

Liquidity and Capital Resources as of September 30, 2024

Our current capital resources and operating results as of and for the three months ended September 30, 2024, consist of:

1)	an overall working capital surplus of $12,374;

2)	cash of $175,292;

3)	net cash used in operating activities for the three months ended September 30, 2024 of $799,535.

The breakdown of our overall working capital surplus is as follows:

Working Capital	Assets	Liabilities	Net
Cash	$175,292	$—	$175,292
Accounts receivable, net / accounts payable	55,865	972,125	(916,260)
Notes receivable net of allowance for credit losses	907,897	—	907,897
Accrued liabilities	—	104,513	(104,513)
Deferred revenue	—	151,377	(151,377)
Prepaid expenses and other current assets	101,335	—	101,335
Total	$1,240,389	$1,228,015	$12,374

For further discussion on the Company’s liquidity and ability to continue as a going concern, please see the discussion under Financial Obligations and Requirements below.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of an operating lease. As of September 30, 2024, the total obligation for operating leases was $2,520, which is expected to be paid in the next twelve months.

Financial Obligations and Requirements

Net cash used in operating activities during the three months ended September 30, 2024 of $799,535 consists of a net loss of $1,564,540 offset by non-cash adjustments of approximately $273,882 plus net cash changes in operating assets and liabilities of approximately $491,123. As the Company was part of Inpixon group of companies prior to December 27, 2023, the Company was dependent upon Inpixon for all of its working capital and financing requirements as Inpixon uses a centralized approach to cash management and financing of its operations. This arrangement is not reflective of the way the Company would have financed its operations had the Company been a standalone public company during the periods presented. Prior to December 27, 2023, financial transactions relating to the Company are accounted for through Stockholders’ Equity. As a result of the spin-off of the Company from Inpixon, the Company no longer participates in Inpixon’s corporate-wide cash management and financing approach, and therefore the Company’s ability to fund operating needs will depend on the Company’s ability to generate positive cash flows from operations, and on the Company’s ability to obtain debt financing on acceptable terms or to issue additional equity or equity-linked securities as needed.

Management’s plans to address the uncertainty that the Company will continue as a going concern include the business combination that occurred on November 13, 2024 as described above as well as obtaining associated debt and equity financing. On November 13, 2024, the Company secured a commitment for additional financing in the aggregate amount of $13,000,000 under the November 2024 Debt Financing, and on November 20, 2024 the remaining $3,150,000 of the funds placed in escrow under the Streeterville Note were released to the Company, which has increased the Company’s available source of funding and, accordingly, it is expected that the Company will have sufficient working capital and available funds to continue operations for at least twelve (12) months following the date of this filing.

Liquidity and Capital Resources as of September 30, 2024 Compared with September 30, 2023

The Company’s net cash flows used in and provided by operating, investing and financing activities for the three months ended September 30, 2024 and 2023 and certain balances as of the end of those periods are as follows:

	For the three months ended September 30, 2024
	2024	2023
Net cash (used in) provided by operating activities	$(799,535)	$57,285
Net cash used in investing activities	(596,000)	—
Net cash provided by financing activities	414,335	32,193
Effect of foreign exchange rate changes on cash	7,588	(5,308)
Net (decrease) increase in cash	$(973,612)	$84,170

	As of September 30, 2024	As of June 30, 2023
Cash	$175,292	$1,148,904
Working capital surplus	$12,374	$1,046,944

Cash flows from Operating Activities for the three months ended September 30, 2024

Net cash used in operating activities during the three months ended September 30, 2024 was approximately $799,535. The cash flows related to the three months ended September 30, 2024 consisted of the following:

Net loss	$(1,564,540)
Non-cash income and expenses	273,882
Net change in operating assets and liabilities	491,123
Net cash used in operating activities	$(799,535)

The non-cash income and expense of $273,882 consisted primarily of the following:

$253	Depreciation and amortization expenses
82,178	Amortization of original issue discount
129,535	Provision for credit losses
(24,066)	Accrued interest income
50,405	Accrued interest expense
35,577	Accrued monitoring fee expense
$273,882	Total non-cash expenses

The net change in operating assets and liabilities aggregated $491,123 and consisted primarily of the following:

$(23,541)	Increase in accounts receivable
(3,068)	Increase in prepaid expenses and other current assets
528,078	Increase in accounts payable
(9,058)	Decrease in accrued liabilities
(1,288)	Decrease in deferred revenue
$491,123	Net cash provided by changes in operating assets and liabilities

Cash flows from Operating Activities for the three months ended September 30, 2023

Net cash provided by operating activities during three months ended September 30, 2023 was $57,285. The cash flows related to the three months ended September 30, 2023 consisted of the following:

Net loss	$(3,692)
Non-cash income and expenses	216
Net change in operating assets and liabilities	60,761
Net cash provided by operating activities	$57,285

The non-cash income and expense of $216 consisted primarily of depreciation and amortization expenses.

The net change in operating assets and liabilities aggregated approximately $60,761 and consisted primarily of the following:

$47,626	Decrease in accounts receivable
(149)	Increase in prepaid expenses and other current assets
958	Increase in accounts payable
(4,830)	Decrease in accrued liabilities
17,156	Increase in deferred revenue
$60,761	Net cash provided by changes in operating assets and liabilities

Cash Flows from Investing Activities for the three months ended September 30, 2024 and 2023

Net cash flows used in investing activities during the three months ended September 30, 2024 was $596,000 for a loan to Damon Motors. There were no net cash flows provided by or used in investing activities during the three months ended September 30, 2023.

Cash Flows from Financing Activities for the three months ended September 30, 2024 and 2023

Net cash flows provided by financing activities during the three months ended September 30, 2024 was $414,335 which includes $350,000 of proceeds from a note payable and $64,335 of cash received from the exercise of stock options. Net cash flows provided by financing activities during the three months ended September 30, 2023 was $32,193 from an investment by Inpixon.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Standards

For a discussion of recently issued accounting pronouncements, please see Note 3 to our condensed consolidated financial statements, which are included in this report beginning on page F-8.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with GAAP.

In connection with the preparation of this Form 10-Q, management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial holder of more than 5% of the Company’s voting securities, is an adverse party or has a material interest adverse to that of the Company.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of the information statement filed as Exhibit 99.1 to the Form 10 Registration Statement and the Exhibit 99.7 to the November 18, 2024 8-K, which are incorporated herein by reference. Our business, results of operations and financial condition could be materially adversely affected by these risks.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Sales of Unregistered Securities

In August 2024, the Company issued an aggregate of 1,015,383 common shares to Nadir Ali, then CEO of the Company, and certain members of the Parent’s management team prior to the consummation of the merger transaction between XTI Aircraft Company and the Parent, which they acquired through the exercise of stock options granted under our 2024 Stock Incentive Plan. Each transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) or Rule 701 of the Securities Act.

c)	Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

(c)	Rule 10b5-1 Trading Plans.

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

Item 6.	Exhibits

See the Exhibit index following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAMON INC.

Date: December 17, 2024	By:	/s/ Dominique Kwong
Dominique Kwong
Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Second Amendment to Business Combination Agreement, dated as of September 26, 2024, by and among XTI Aerospace, Inc., Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc.	Form 10/A	001-42190	2.4	September 26, 2024
3.1	Certificate of Incorporation and Note of Articles dated December 6, 2024					X
10.1*	Grafiti Holding Inc. 2024 Stock Incentive Plan	Form 10	001-42190	10.3	July 25, 2024
10.2*	Form of Stock Option Agreement under Grafiti Holding Inc. 2024 Stock Incentive Plan	Form 10	001-42190	10.4	July 25, 2024
10.3	Distributor Agreement, dated as of July 19, 2024, by and between Grafiti LLC and Grafiti Limited	Form 10	001-42190	10.13	July 25, 2024
10.4	Administrative Support Service Agreement, dated as of July 19, 2024, by and between Grafiti LLC and Grafiti Limited	Form 10	001-42190	10.14	July 25, 2024
10.5	Amendment to Escrow Agreement, dated September 5, 2024, by and among Grafiti Holding Inc., Damon Motors, Inc., Damon Motors Corporation, Streeterville Capital LLC and Hansen Black Anderson Ashcraft PLLC as escrow agent	Form 10/A	001-42190	10.12	September 26, 2024
10.6	Second Amendment to Escrow Agreement, dated September 20, 2024 by and among Grafiti Holding Inc., Damon Motors, Inc., Damon Motors Corporation, Streeterville Capital LLC and Hansen Black Anderson Ashcraft PLLC as escrow agent	Form 10/A	001-42190	10.13	September 26, 2024
10.7	Amendment to Senior Secured Promissory Note, dated September 25, 2024, by and between Grafiti Holding Inc. and Damon Motors Inc.	Form 10/A	001-42190	10.15	September 26, 2024
10.8	Consulting Agreement, dated as of September 25, 2024, by and between Grafiti Holding Inc. and Nadir Ali	Form 10/A	001-42190	10.24	September 26, 2024

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.9	Consulting Agreement, dated as of September 25, 2024, by and between Grafiti Holding Inc. and Melanie Figueroa	Form 10/A	001-42190	10.25	September 26, 2024
10.10	Consulting Agreement, dated as of September 25, 2024, by and between Grafiti Holding Inc. and Wendy Loundermon	Form 10/A	001-42190	10.26	September 26, 2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

*	Indicates management contract or compensatory plan or arrangement.
#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.