Form 10-Q
period 2024-12-31
Damon Inc.
filed 2025-02-14
CIK 2000640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 13, 2025, there were 22,030,884 common shares, no par value, issued and outstanding.

DAMON INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based on our management’s current expectations, assumptions or forecasts of future events based on information currently available to our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;

●	our ability to implement our growth strategy and achieve profitability;

●	our limited operating history with recent acquisitions;

●	our ability to obtain adequate financing in the future as needed;

●	our ability to continue as a going concern;

●	our status as a foreign private issuer;

●	our ability to maintain compliance with the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”);

●	customer demand for or acceptance of the products and services we develop or supply;

●	the impact of competitive or alternative products, technologies and pricing;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	our ability to manufacture or distribute any products we develop or supply, and to secure and maintain strategic supply and manufacturing arrangements;

●	our ability to protect our intellectual property;

●	impact of any changes in existing or future regulatory and tax regimes applying to our business;

●	our ability to successfully consummate strategic transactions and integrate companies or technologies we acquire;

●	our ability to attract and retain management and other employees who possess specialized knowledge and technical skills;

●	our ability to develop and maintain effective internal controls;

●	general economic conditions and events and the impact they may have on us and our customers, including, but not limited to increases in inflation rates and rates of interest, supply chain challenges, increased costs for materials and labor, cybersecurity threats, and conflicts such as those in Russia/Ukraine and Israel/Hamas;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

ii

EXPLANATORY NOTE

About the Company

On December 27, 2023 (the “record date”), we were spun off by our former parent company, XTI Aerospace Inc., formerly known as Inpixon (the “Parent”), by means of a transfer of all of our then outstanding common shares held by the Parent (the “spinoff shares”) to the Grafiti Holding Inc. Liquidating Trust (the “trust”), to be held for the benefit of holders of the Parent’s common stock, preferred stock and those outstanding warrants that were contractually entitled to participate in the distribution (collectively, the “participating Parent securityholders”). Following the effectiveness of our registration statement on Form 10-12B filed in connection with the spinoff (the “Form 10 Registration Statement”) on November 12, 2024, the trust delivered the spinoff shares to the participating Parent securityholders, as beneficiaries of the trust, pro rata in accordance with their ownership of shares or underlying shares of the Parent’s common stock as of the record date.

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

About Our Foreign Private Issuer Status

As a corporation organized under the laws of British Columbia, the Company qualifies as a “foreign private issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) in the United States, based on the applicable criteria as of the last business day of the Company’s most recently completed second fiscal quarter, ended December 31, 2024. Notwithstanding the Company’s qualification as a foreign private issuer, the Company has voluntarily chosen to file with the U.S. Securities and Exchange Commission (the “SEC”) periodic and current reports and registration statements on forms prescribed for U.S. domestic issuers, including annual reports on Form 10-K, quarterly reports on Form 10-Q, including this quarterly report, current reports on Form 8-K, and registration statements on Form S-1, instead of filing on the reporting and registration forms available to foreign private issuers.

Although the Company has voluntarily chosen to file periodic reports and current reports, as well as registration statements, on U.S. domestic issuer forms, the Company will maintain its status as a foreign private issuer. Accordingly, as a foreign private issuer, the Company remains exempt from the U.S. federal proxy rules pursuant to Section 14 of the Exchange Act and Regulations 14A and 14C thereunder, Regulation FD, and its officers, directors, and principal shareholders are not subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. Additionally, the Company elects to follow certain home country corporate governance practices instead of those otherwise required under the listing rules of Nasdaq, as further discussed under Item 5 of this quarterly report.

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

The results for the period ended December 31, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended June 30, 2024 and 2023, which were included in the information statement filed as Exhibit 99.1 to our amended registration statement on Form 10-12B filed with the SEC on September 26, 2024 (the “Form 10”).

DAMON INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024 (unaudited)	June 30, 2024
ASSETS

Current assets
Cash	$788,561	$395,580
Accounts receivable, net of allowance	93,043	-
Other current assets	309,162	90,921
Current assets	1,190,766	486,501
Non-current assets
Premises lease deposits	123,604	126,431
Property and equipment, net	336,447	449,255
Operating lease right-of-use assets, net	427,910	689,165
Customer list, net	80,000	-
Goodwill	14,045,955	-
Non-current assets	15,013,916	1,264,851
Total assets	$16,204,682	$1,751,352

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$7,684,195	$5,924,121
Customer deposits	452,432	482,575
Deferred revenue	164,915	-
Current portion of operating lease liabilities	260,074	443,519
Current portion of finance lease liabilities	6,960	7,141
Short-term debt	797,368	1,099,489
Pre-paid security purchase	1,816,558	-
Convertible notes	-	40,630,756
Financial liability convertible to equity	-	3,200,000
Current liabilities	11,182,502	51,787,601
Non-current liabilities
Non-current portion of operating lease liabilities	106,155	235,492
Non-current portion of finance lease liabilities	165,226	177,403
Long-term debt	5,725,101	-
Non-current liabilities	5,996,482	412,895
Total liabilities	17,178,984	52,200,496
Commitment and contingencies (Note 17)
STOCKHOLDERS’ DEFICIT

Common shares without par value, unlimited shares authorized, 21,516,305 shares issued and outstanding as of December 31, 2024 (June 30, 2024 – 2,594,850)	96,983,665	1,938,751
Preferred shares without par value, unlimited shares authorized, nil shares issued and outstanding as of December 31, 2024 (June 30, 2024 – 3,528,408)	-	71,590,087
Additional paid in capital	17,539,635	16,629,612
Accumulated other comprehensive income	1,059	-
Accumulated deficit	(115,498,661)	(140,607,594)
Total stockholders’ deficit	(974,302)	(50,449,144)
Total liabilities and stockholders’ deficit	$16,204,682	$1,751,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023

Revenue	$49,523	$-	$49,523	$-
Cost of revenue	21,332	-	21,332	-
Gross profit	28,191	-	28,191	-

Expenses
Research and development, net	997,333	17,344	1,054,554	1,954,571
General and administrative	2,182,333	1,814,139	2,972,360	3,364,652
Sales and marketing	178,379	196,660	352,545	572,972
Transaction costs	2,368,895	-	3,117,436	-
Depreciation	47,564	74,714	114,812	154,852
Foreign currency transaction (gain)/loss	(297,317)	120,216	(234,579)	(39,240)
	5,477,187	2,223,073	7,377,128	6,007,807
Other income / (expenses)
Changes in fair value of financial liabilities	38,990,961	(3,911,781)	34,333,573	(4,739,085)
Finance expense	(1,020,862)	(996,006)	(1,875,708)	(1,761,159)
	37,970,099	(4,907,787)	32,457,865	(6,500,244)

Income (loss) before taxes	32,521,103	(7,130,860)	25,108,928	(12,508,051)
Current income tax recovery	5	-	5	-
Net income (loss)	$32,521,108	$(7,130,860)	$25,108,933	$(12,508,051)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$32,521,108	$(7,130,860)	$25,108,933	$(12,508,051)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,059	-	1,059	-
Comprehensive income (loss)	$32,522,167	$(7,130,860)	$25,109,992	$(12,508,051)

Earning (loss) per share
Basic	$2.56	$(2.76)	$3.19	$(4.93)
Diluted	$2.51	$(2.76)	$3.12	$(4.93)
Weighted average number of shares outstanding
Basic	12,726,152	2,580,041	7,811,776	2,537,638
Diluted	12,952,520	2,580,041	8,038,144	2,537,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED)

	Common shares[1]		Preferred shares[1]		Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Stockholders’ deficit

As of June 30, 2024	2,594,850	$1,938,751	3,528,408	$71,590,087	$16,629,612	$-	$(140,607,594)	$(50,449,144)
Conversion of Simple Agreements for Future Equity (SAFEs) at maturity	302,550	3,200,000	-	-	-	-	-	3,200,000
Stock-based compensation	-	-	-	-	16,295	-	-	16,295
Common share purchase warrants issued in connection with convertible promissory notes	-	-	-	-	287,387	-	-	287,387
Net loss	-	-	-	-	-	-	(7,412,175)	(7,412,175)
As of September 30, 2024	2,897,400	$5,138,751	3,528,408	$71,590,087	$16,933,294	$-	$(148,019,769)	$(54,357,637)
Common share purchase warrants issued in connection with convertible promissory notes	-	-	-	-	587,740	-	-	587,740
Conversion of preferred shares	9,760,738	71,590,087	(3,528,408)	$(71,590,087)	-	-	-	-
Issuance of common shares, net of issuance costs	769,527	761,206	-	-	-	-	-	761,206
Conversion of convertible notes	3,473,256	8,370,546	-	-	-	-	-	8,370,546
Issuance of shares for Business Combination	4,615,384	11,123,075	-	-	-	-	-	11,123,075
Stock-based compensation	-	-	-	-	18,601	-	-	18,601
Net income	-	-	-	-	-	-	32,521,108	32,521,108
Foreign currency translation	-	-	-	-	-	1,059	-	1,059
As of December 31, 2024	21,516,305	$96,983,665	-	$-	$17,539,635	$1,059	$(115,498,661)	$(974,302)

As of June 30, 2023	2,490,606	$1,285,788	3,528,408	$71,590,087	$9,294,030	$-	$(106,639,346)	$(24,469,441)
Issuance of common shares, net of issuance costs	20,081	260,999	-	-	-	-	-	260,999
Stock-based compensation	-	-	-	-	204,159	-	-	204,159
Stock options exercised	27,567	149,166	-	-	(129,642)	-	-	19,524
Net loss	-	-	-	-	-	-	(5,377,191)	(5,377,191)
As of September 30, 2023	2,538,254	$1,695,953	3,528,408	$71,590,087	$9,368,547	$-	$(112,016,537)	$(29,361,950)
Stock-based compensation	-	-	-	-	153,900	-	-	153,900
Stock options exercised	46,240	178,167	-	-	(143,830)	-	-	34,337
Net loss	-	-	-	-	-	-	(7,130,860)	(7,130,860)
As of December 31, 2023	2,584,494	$1,874,120	3,528,408	$71,590,087	$9,378,617	$-	$(119,147,397)	$(36,304,573)

[1]	The number of shares of preferred shares and common shares issued prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the Business Combination transaction. See Note 3 – Business Combination for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31, 2024	Six months ended December 31, 2023

Operating activities
Net income (loss):	$25,108,933	$(12,508,051)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	114,812	154,852
Stock-based compensation	34,896	358,059
Non-cash interest	1,700,531	312,193
Non-cash transaction cost	1,347,526	-
Changes in fair value of financial liabilities	(34,333,573)	4,739,085
Foreign exchange gain	(18,221)	(48,875)

Changes in operating assets and liabilities:
Other current assets and premises lease deposits	(136,895)	56,074
Receivables	(35,950)	-
Accounts payable and accrued liabilities	(360,102)	(1,956,539)
Deferred revenue	4,406	-
Operating lease	(32,704)	26,538
Customer deposits	(30,143)	12,024
Cash used in operating activities	(6,636,484)	(8,854,640)

Investing activities
Net cash acquired from business combination	77,270	-
Cash provided by investing activities	77,270	-

Financing activities
Payments on finance leases	(3,476)	(6,180)
Proceeds from senior secured promissory notes	596,000	-
Proceeds from promissory notes	929,299	-
Repayment of SR&ED loan	(727,014)	(916,539)
Proceeds from pre-paid purchase, net	2,000,000	-
Proceeds from convertible notes	1,105,000	9,575,000
Proceeds from long-term debt	3,150,000	-
Repayment of long-term debt	(86,957)	-
Proceeds from exercise of stock options	-	53,861
Cash provided by financing activities	6,962,852	8,706,142

Net change in cash during the period	403,638	(148,498)
Effect of exchange rates on cash holdings in foreign currencies	(10,657)	-
Cash at beginning of period	395,580	2,069,056
Cash at end of period	$788,561	$1,920,558

	Six months ended December 31, 2024	Six months ended December 31, 2023

Supplemental disclosure of cash flow information:
Interest on finance lease paid	$4,380	$4,884
Interest paid on debt	75,260	782,624
Supplemental disclosure of non-cash investing and financing activity:
SAFEs converted to preferred shares	3,200,000	-
Convertible notes converted to common shares	8,370,546	-
Common shares issued for services	572,526	-
Convertible notes issued for services	750,000	-
Common shares issued for pre-paid security agreement	188,679	-
Common shares issued for Business Combination	11,123,075	-
Common shares issued for settlement of amount owing for severance payment	$-	$260,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

1. Nature and continuance of operation

Damon Inc. (“Damon” or “the Company”, formerly Grafiti Holding Inc. or “Grafiti”) was originally incorporated in British Columbia, Canada on October 17, 2023. Gratifi’s wholly owned subsidiary, Grafiti Limited (formerly known as “Inpixon Limited”) was incorporated in England and Wales on May 13, 2020. Grafiti Limited provides specialized scientific software products and services for the environmental sciences, life sciences, behavioral sciences, medical research and engineering domains.

On October 23, 2023, Grafiti and XTI Aerospace, Inc. (then parent company of Grafiti) entered into a Business Combination Agreement with Damon Motors, Inc. (“Damon Motors”), in which Damon Motors would amalgamate with a newly formed wholly-owned subsidiary of Grafiti (“Amalco Sub”), with Damon Motors continuing as the surviving entity (“Business Combination”). Damon Motors is developing motorcycles and other personal mobility solutions, integrating proprietary electric powertrain, shifting, and predictive awareness technologies to drive innovation through data intelligence and strategic partnerships.

On November 13, 2024, Damon Motors and Amalco Sub amalgamated to continue as a wholly-owned subsidiary of Grafiti (the “Amalgamation”). Following the Amalgamation, Damon Motors became a wholly-owned subsidiary of Grafiti and Grafiti was immediately renamed to “Damon Inc.” (also referred to herein as the “Pubco,” or the “combined company”). Throughout the notes to the consolidated financial statements, unless otherwise noted, the “Company,” “we”, “us” or “our” and similar terms refer to Damon Motors and its subsidiary prior to the consummation of the Business Combination, and Damon and its subsidiaries after the consummation of the Business Combination.

In accordance with ASC 805- Business Combinations (“ASC 805”), the Business Combination between Damon (formerly Grafiti) and Damon Motors was accounted for as a reverse acquisition for financial reporting purposes, with Damon (formerly Grafiti) as the legal acquirer and Damon Motors treated as the accounting acquirer. Damon (formerly Grafiti) remains the continuing registrant and reporting company. Accordingly, the historical financial and operating data of the Company, which covers periods prior to the closing date of the Business Combination, reflects the assets, liabilities, and results of operations for Damon Motors and does not reflect the assets, liabilities and results of operations of Damon (formerly Grafiti) for the periods prior to November 12, 2024 (Note 3 – Business Combinations).

The common shares of the combined company are listed on the Nasdaq Global Market under the ticker symbol “DMN”.

The accompanying condensed interim unaudited consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The Company is subject to a number of risks, including, but not limited to, the need for successful development of products, the need for additional capital (or financing) to fund operating losses (see below), competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in electric automotive technology. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to fund its research and development, complete the construction of a manufacturing facility or secure third-party manufacturing arrangements for the eventual production of electrical motorcycles and other personal mobility products and meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company has utilized $6,636,484 of cash in operations for the six months ended December 31, 2024 and has accumulated a deficit as of December 31, 2024 of $115,498,661 and expects to incur future additional losses. These conditions indicate material uncertainties that cast substantial doubt upon the Company’s ability to continue as a going concern within one year after financial statement issuance date.

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

Management’s plans to address the uncertainty that the Company will continue as a going concern include obtaining sufficient debt and equity financing for the Company’s operations and development plans. There is no assurance that the Company will obtain sufficient financing in a timely manner. As such, the substantial doubt of the Company’s ability to continue as a going concern has not been alleviated by management’s plans.

2. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements and should be read in conjunction with the Company’s annual audited consolidated financial statements as at and for the year ended June 30, 2024 and the related notes thereto included in Exhibit 99.1 to our Form 10.

The condensed interim unaudited consolidated financial statements incorporate the financial statements of the Company and its wholly owned subsidiaries, Grafiti Limited (formerly known as “Inpixon Limited”), Damon Motors Inc. and Damon Motors Corporation, over which the Company has control. Control occurs when the Company has power over the investee; is exposed, or has rights, to variable returns from its involvement with the investee; and has the ability to use its power over the investee to affect its returns. All intercompany transactions and balances between the Company and the subsidiary are eliminated upon consolidation.

Basis of measurement

These financial statements have been prepared on a historical cost basis except for certain financial instruments which are measured at their fair value as explained in the accounting policies set out below. In addition, these financial statements have been prepared using the accrual basis of accounting.

Critical accounting estimates and judgements

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from the estimates made by management.

Estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Estimates include the following:

●	Estimating the fair value of the Company’s common shares;

●	Classification and measurement of Simple Agreements for Future Equity (“SAFEs”)

●	Estimating the fair value of convertible notes

Business Combinations

The Company accounts for business acquisitions under ASC 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets acquired, equity instruments issued and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets (including intangible assets), liabilities assumed (including contingent liabilities) and noncontrolling interests in an acquisition are measured initially at their fair values at the acquisition date. Goodwill is recognized if the fair value of the total purchase consideration and any noncontrolling interests is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. A bargain purchase gain is recognized within other income (expense), net, on the consolidated statement of operations if the net fair value of the identifiable assets acquired and the liabilities assumed is in excess of the fair value of the total purchase consideration and any noncontrolling interests. The results of operations of the acquired business are included in the consolidated financial statements beginning on the acquisition date.

Goodwill

Goodwill represents the excess of the consideration transferred for business combinations over the fair value of the identifiable net assets acquired. Goodwill is assessed for impairment annually on June 30 or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. As of December 31, 2024, the Company’s sole intangible asset consists of the customer list acquired from the Business Combination, which had a remaining estimated useful life of five years.

Revenue Recognition

The Company recognizes revenue when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from the sale of software and software as a service.

License Revenue Recognition

The Company enters into contracts with its customers whereby it grants a non-exclusive license for the use of its proprietary software. The contracts provide for either (i) a one year stated term with a one-year renewal option, (ii) a perpetual term or (iii) a two-year term with the option to upgrade to a perpetual license at the end of the term. The contracts may also provide for yearly on-going maintenance services for a specified price, which includes maintenance services, designated support, and enhancements, upgrades and improvements to the software (the “Maintenance Services”), depending on the contract. Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. All software provides customers with the same functionality and differ mainly in the duration over which the customer benefits from the software.

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

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of $164,915 and $nil as of December 31, 2024 and June 30, 2024, respectively, related to cash received in advance for product license and maintenance services to be performed in future periods. The Company expects to satisfy its remaining performance obligations for these license and maintenance services, and recognize the deferred revenue and related contract costs over the next twelve months. The Company recognized revenue of $49,523 during the three and six months ended December 31, 2024.

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

Segment reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s operations consist of two operating segments - electric personal mobility products and scientific software products and services.

Foreign currency translation

The Company and its subsidiaries’ functional currency is U.S. dollars (“USD”), except for the functional currency of Grafiti Limited is British Pound.

Each entity within the consolidated group records transactions using its functional currency, being the currency of the primary economic environment in which it operates. Foreign currency transactions are translated into the respective functional currency of each entity using the foreign currency rates prevailing at the date of the transaction. Period-end balances of monetary assets and liabilities in foreign currency are translated to the respective functional currencies using period-end foreign currency rates. Foreign currency gains and losses arising from the settlement of foreign currency transactions are recognized in the consolidated statements of operations and comprehensive loss.

On consolidation, the assets and liabilities of foreign operations that have a functional currency other than USD are translated into USD at the exchange rates in effect at the end of the reporting period. Revenues and expenses are translated at the average monthly exchange rates prevailing during the period. The resulting translation gains and losses are included within other comprehensive loss. The cumulative deferred translation gains or losses on the foreign operations are reclassified to net income, only on disposal of the foreign operations.

Fair value measurements

The Company follows the accounting guidance in ASC 820, Fair Value Measurement, for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Our financial assets include cash and cash equivalents and accounts receivable. Our financial liabilities include accounts payable and accrued liabilities, short -term debt, pre-paid purchase, financial liability convertible to equity, convertible notes and lease liabilities. The carrying amounts of these instruments, including cash and cash equivalents, accounts receivable, and trade payables and accrued liabilities, are considered to be representative of their fair values because of their short-term nature.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of principally cash and cash equivalents, bank deposits and certain receivables. The Company holds cash and cash equivalents with highly rated financial institutions. Balances with these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of December 31, 2024. The Company has not experienced any significant credit losses in these accounts and does not believe the Company is exposed to any significant credit risk on these instruments.

Recent accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires public companies, including entities with a single reportable segment, to disclose information about their reportable segments’ significant expenses and other items on an interim and annual basis to provide more transparency about the expenses they incur from revenue generating business units. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, to increase the transparency and usefulness of income tax information through improvements to the income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently in the process of evaluating the effects of the new guidance. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, that requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, it is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact that the updated standard will have on the Company’s disclosures within the consolidated financial statements.

3. Business Combination

On October 23, 2023, Grafiti and XTI Aerospace, Inc. (then parent company of Grafiti) entered into a Business Combination Agreement with Damon Motors, Inc. (“Damon Motors”), in which Damon Motors would combine and merge with a newly formed wholly-owned subsidiary of Grafiti (“Amalco Sub”), with Damon Motors continuing as the surviving entity (“Business Combination”).

On November 13, 2024, the following events occurred upon the consummation of the Business Combination:

●	the cancellation and conversion of all 16,758,528 issued and outstanding Damon Motors’ preferred shares to 46,360,093 Damon Motors’ common shares with no gain or loss on conversion recognized;

●	the cancellation and conversion of $8,370,546 convertible notes into 16,496,750 Damon Motors’ common shares;

●	the surrender and exchange of all 76,717,299 issued and outstanding common shares of Damon Motors (including common shares resulting from the conversion of preferred shares and convertible notes) to 14,761,045 Pubco common shares and 1,391,181 Pubco multiple voting shares after giving effect to the exchange ratio of 0.21 (“Exchange Ratio”);

●	The cancellation and exchange of all 9,224,491 granted and outstanding vested and unvested Damon Motors options, into 1,942,127 Pubco options exercisable for Pubco common shares with the same terms and vesting conditions except for the numbers of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio;

●	The cancellation and exchange of all 6,240,292 granted and outstanding Damon Motors warrants, into 2,186,478 Pubco warrants exercisable for Pubco common shares with the same terms except for the numbers of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio.

Upon the consummation of the Business Combination, the holders of the historical outstanding shares of Damon Motors owned approximately 77.8% of the outstanding shares of Pubco and approximately 81.5% on a fully diluted basis. Upon the consummation of the Business Combination, the holders of the historical outstanding shares of Grafiti owned approximately 22.2% of the outstanding shares of Pubco and approximately 18.5% on a fully dilutive basis.

The following tables summarize the consideration paid for the acquisitions and the preliminary amount of identified assets acquired and liabilities assumed as of the acquisition date:

Fair Value
Equity consideration	$11,123,075
Settlement of preexisting relationship (Note 6)	1,184,115
Net consideration	9,938,960
Assets acquired:
Cash and cash equivalents	77,270
Accounts receivable	57,093
Prepaid expenses and other current assets	78,265
Property and equipment	2,311
Customer list	80,000
Goodwill	14,045,955
Total assets acquired	14,340,894
Liabilities assumed:
Accounts payable and accrued liabilities	2,203,441
Deferred revenue	160,509
Fair value of debt assumed	2,037,984
Total liabilities assumed	4,401,934

Estimated fair value of net assets acquired	$9,938,960

The purchase price allocations for the Business Combination are preliminary as we have not obtained all of the detailed information to finalize the opening balance sheet related to the intangible assets acquired from the Business Combination. Management has recorded the purchase price allocations based on the information that is currently available.

In connection with the Business Combination, the Company recognized approximately $80,000 of identifiable intangible assets and $14,045,955 of goodwill, which represented the excess purchase price over fair value of identifiable net assets acquired, pursuant to the preliminary purchase price allocation. Goodwill will not be amortized, but instead will be tested for impairment at least annually or more frequently if certain indicators are present. In the event that the value of goodwill or other intangible assets have become impaired, an accounting charge for impairment during the period in which the determination is made may be recognized. The goodwill is not anticipated to be deductible for tax purposes. In addition, the Company recorded an adjustment to common stock of $11,123,075 to reflect the value of the consideration for the transaction pursuant to the additional goodwill and intangible assets identified in the preliminary purchase price allocation. The customer list intangible assets of $80,000 was fair valued using replacement cost and will be amortized over the estimated useful life of five years.

The following table presents the unaudited, pro forma consolidated results of operations for the three and six months ended December 31, 2024 as if the Business Combination had occurred at the beginning of fiscal year 2023. The pro forma information provided below is compiled from the pre-acquisition financial information of Grafiti. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2023 or (ii) future results of operations:

	Three months ended December 31, 2024	Three months ended December 31, 2023	Six months ended December 31, 2024	Six months ended December 31, 2023
	unaudited	unaudited	unaudited	unaudited
Revenue	$91,692	$91,567	$193,661	$189,475
Net income (loss)	$31,236,703	$7,160,057	$22,259,988	$12,540,940

4. Accounts payable and accrued liabilities

	December 31, 2024	June 30, 2024
Trade payable	$5,613,190	$3,172,403
Due to related parties	56,708	404,426
Payroll liabilities	898,615	1,408,358
Accrued liabilities and other payables	1,115,682	938,934
	$7,684,195	$5,924,121

As at December 31, 2024, $418,562 (June 30, 2024 - $220,526) was related to severance and included in payroll liabilities.

Included in accrued liabilities and other payables is an amount owing for the surrender and settlement of the Damon Motors lease of a Surrey, British Columbia manufacturing facility of $225,947 as of December 31, 2024 (June 30, 2024 - $237,452). Also see Note 17.

5.	Leases

The Company has operating leases for its office spaces and finance leases for its equipment trailer.

The lease liability in connection with operating and finance leases are included in non-current lease liabilities and current portion of lease liabilities on the consolidated balance sheets as follows:

Operating leases:	December 31, 2024	June 30, 2024
Operating lease right-of-use assets	$427,910	$689,165

Current portion of operating lease liabilities	$260,074	$443,519
Long-term portion of operating lease liabilities	106,155	235,492
Total operating lease liabilities	$366,229	$679,011

Finance leases:	December 31, 2024	June 30, 2024
Property, plant and equipment, net	$72,061	$82,077

Current portion of finance lease liabilities	$6,960	$7,141
Long-term portion of finance lease liabilities	165,226	177,403
Total finance lease liabilities	$172,186	$184,544

The following lease costs are included in the consolidated statements of operations:

	Three months ended December 31, 2024	Three months ended December 31, 2023	Six months ended December 31, 2024	Six months ended December 31, 2023

Operating lease expense:
Operating lease expense	$144,504	$212,015	$291,294	$428,847
Short-term lease expense	-	9,665	1,629	17,353
Total operating lease expense	144,504	221,680	292,923	446,200

Finance lease expense:
Amortization of leased assets	10,016	11,653	20,402	23,488
Interest on lease liabilities	2,140	2,392	4,380	4,884
Total finance lease expense	12,156	14,045	24,782	28,372

Rental income	-	(59,088)	-	(116,841)
Total lease costs	$156,660	$176,637	$317,705	$357,731

The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for the operating lease population. The Company uses the incremental borrowing rate as the lease discount rate, unless the lessor’s rate implicit in the lease is readily determinable, in which case it is used.

December 31, 2024

Weighted-average remaining lease term (in years)
Operating leases	1.3
Finance expense	1.47

Weighted-average discount rate:
Operating leases	12%
Finance expense	4.89%

As of December 31, 2024, the maturities of our operating lease liabilities (excluding short-term leases) are as follows:

	Operating leases	Finance leases
2025	285,658	15,164
2026	108,278	168,542
Total minimum lease payments	393,936	183,706
Less: interest	27,707	11,520
Present value of lease obligations	366,229	172,186
Less: Current portion	260,074	6,960
Long-term portion of lease obligations	106,155	165,226

6.	Short-term debt

Short-term debt as of December 31, 2024 consisted of the following:

Short-term debt:	December 31, 2024	June 30, 2024
Promissory note	$797,368	$548,886
Senior secured promissory note	-	550,603
Total short-term debt	$797,368	$1,099,489

Promissory note

(a)	WSGR promissory note

On April 16, 2024, the Company signed an agreement to issue as payment and settlement of professional fees owing, a promissory note in the aggregate amount of $542,753 with an interest rate at 5.5% per annum in favour of Wilson Sonsini Goodrich & Rosati Professional Corporation (“WSGR”). On September 16, 2024, the Company signed an amendment to the promissory note agreement with WSGR to modify the due date from September 1, 2024 to October 31, 2024. On November 11, 2024, the Company signed another amendment to the promissory note agreement with WSGR to modify the due date of October 31, 2024 to December 15, 2024. As of December 31, 2024, WSGR promissory note amounted to $566,656, including interest payable of $23,903, which is still outstanding.

(b)	SOL promissory note

On October 9, 2024, the Company entered into a promissory note agreement with SOL Global Investments Corp. in the principal amount of $200,000. The note bears interest rate at 12% per annum and matures on December 8, 2024. As of December 31, 2024, SOL promissory note amounted to $230,712, including interest payable of $5,712, which is still outstanding.

Senior secured promissory note

In connection with the promissory note agreement dated June 26, 2024, Damon Motors had a senior secured promissory note with Grafiti with interest rate at 10.0% per annum and maximum aggregate principal amount of $1,150,000. Upon completion of the Business Combination, the balance of the promissory note was eliminated at consolidation.

7. Pre-paid security purchase

On December 20, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company agreed to issue and sell to Streeterville pre-paid purchases at an aggregate purchase price of up to $10,000,000 for the purchase of the Company’s common shares. Each pre-paid purchase includes an original issue discount of 7% and accrues interest at an annual rate of 8%. As consideration for Streeterville’s commitment, the Company also agreed to issue 343,053 common shares to Streeterville. As of December 31, 2024, 343,053 common shares were issued to Streeterville.

For the initial pre-paid purchase, which closed on December 20, 2024, Streeterville paid $2,000,000, creating an initial principal balance of $2,140,000. Also, $100,000 from the initial pre-paid purchase funding, and 15% of the funding from subsequent pre-paid purchases, shall be used to repay the indebtedness under the secured promissory note issued to Streeterville in June 2024 with an original principal amount of $6,470,000 (Note 9). As of December 31, 2024, pre-paid purchases amounted to $1,816,558, including principal balance of $2,140,000, interest payable of $5,237, net off $140,000 initial discount and $188,679 issuance cost for the 343,053 common shares issued.

8. Convertible notes

Balance, July 1, 2023	$14,727,183
Funds advanced	11,549,945
Convertible note issued for settlement of debt	1,308,441
Warrant bifurcated classified as liability	(1,086,240)
Warrant bifurcated classified as equity	(674,034)
Interest accrued, net of capitalized interest paid	1,793,574
Changes in fair value of financial liabilities	13,011,887
Balance, June 30, 2024	40,630,756
Funds advanced	1,105,000
Convertible note issued for services	750,000
Warrant bifurcated classified as equity	(875,127)
Interest accrued	1,093,490
Changes in fair value of financial liabilities	(34,333,573)
Convertible notes converted to common shares	(8,370,546)
Balance, December 31, 2024	$-

From October 2022 to October 2024, the Company issued convertible promissory notes to arms-length parties with an aggregate principal amount of $25,939,772 and interest rate of 12% per annum, payable in arrears on the maturity date, one year from notes issuance dates. At inception, the proceeds from the convertible notes issued with detachable share purchase warrants were determined to be their fair values, were allocated between the convertible notes issued with detachable share purchase warrants based on the residual method. Management has determined that due to the complexity of the various embedded features and the short life expected of the notes, it will elect the fair value option under ASC 825-10-1 as the instruments are eligible for the fair value election under ASC 825-10. As a result, the entire convertible promissory note is carried at fair value. As of June 30, 2024, the convertible notes are valued by management based on the Company’s estimated enterprise value implied by the most comparable transaction and allocating the value to each of the Company’s equity-linked instruments (preferred shares, SAFE agreements, convertible promissory notes, stock options and common shares) based on their respective characteristics and rights. In arriving at the value attributable to each instrument, the Company applies an option pricing model. The Company’s model values the preferred shares, SAFEs, convertible promissory notes, common shares, warrants and stock options as call options on the Company’s equity value with exercise prices based on the conversion options of the respective instruments. The model used the following assumptions, including volatility, risk free rates and management’s best estimate of the expected time for the occurrence of a conversion event as described below.

June 30, 2024
Annualized volatility	70% – 90%
Expected time to liquidity	0.5 – 1.5 year
Dividend rate	0%
Risk-free interest rate	5.09%

During the six months ended December 31, 2024, the Company issued $1,855,000 of convertible notes. The share purchase warrants meet the equity classification requirements and $875,127 was recorded as a component of additional paid-in capital. The residual value of $979,873 were allocated to the debt.

Upon the completion of Business Combination, the convertible notes were mandatorily converted into 16,496,750 Damon Motor’s common shares. Upon conversion, the carrying value of the convertible debt approximates fair value of the shares issued. As of December 31, 2024, there were no convertible notes outstanding.

9. Long-Term Debt

On June 26, 2024, Grafiti and Streeterville Capital, LLC (“Streeterville” or “Investor”) entered into a note purchase agreement, pursuant to which Grafiti agreed to sell, and Streeterville agreed to purchase, a secured promissory note in an aggregate original principal amount of $6,470,000 (the “Streeterville Note”). The Streeterville Note accrues interest on the outstanding balance of the note at the rate of 10% per annum, and all principal plus accrued interest is due and payable in December 2025. The Streeterville Note carries an original issue discount of $1,450,000 and $20,000 of issuance costs to cover legal, accounting, due diligence, monitoring and other transaction costs.

Starting on the earlier of 13 months after the closing of the Business Combination or January 1, 2026, the Investor may require the borrower to redeem up to one-sixth of the note’s initial principal and accrued interest monthly, and any unexercised redemption amounts can be carried over to future months. Grafiti has also agreed to not issue or sell any equity securities for capital raising purposes without the Investor’s prior consent.

Long-Term Debt as of December 31, 2024 consisted of the following:

Long-term debt:	Maturity	December 31, 2024	June 30, 2024
Streeterville Note (net of $1,157,515 and $450,059 unamortized debt discount and issuance costs)	12/26/2025	$5,725,101	$-
Total long-term debt		$5,725,101	$-

As of December 31, 2024, debt discount and issuance costs in the amount of $1,450,000 related to the Streeterville Note was recorded as a contra liability within long-term debt, which will be amortized over the term of the note.

Interest expense on long-term debt for the three and six months ended December 31, 2024 totaled $553,854 (three and six months ended September 30, 2023 - $nil), which was not paid and included in the long-term debt balance in the consolidated balance sheet as of December 31, 2024.

10. Financial liability convertible to equity

Balance, July 1, 2023	$2,700,000
Foreign exchange adjustment	(92,543)
Changes in fair value	592,543
Balance, June 30, 2024	3,200,000
Converted to common shares	(3,200,000)
Balance, December 31, 2024	$-

From August through September 2022, the Company entered into multiple SAFE agreements certain investors and received $2,005,213. The SAFEs are recorded as a liability measured at fair value at inception and subsequently carried at fair value with changes in fair value recorded in the statements of operations.

The SAFEs are valued by management at each measurement date based on the Company’s estimated enterprise value implied by the most comparable transaction and allocating the value to each of the Company’s equity-linked instruments (preferred shares, SAFE agreements, convertible promissory notes, share purchase warrants, stock options and common shares) based on their respective characteristics and rights. In arriving at the value attributable to each instrument, the Company applies an option pricing model. The Company’s model values the preferred shares, SAFEs, common shares, and stock options as call options on the Company’s equity value with exercise prices based on the conversion options of the respective instruments.

The model used for the valuation of convertible promissory notes, share purchase warrants and SAFEs used certain assumptions as of June 30, 2024, including volatility, risk free rates and management’s best estimate of the expected time for the occurrence of a conversion event as described in Note 8 above.

During the three and six months ended December 31, 2024, the Company recognized change in fair value of SAFEs of $nil (three and six month ended December 31, 2023 – gain of $99,655 and loss of $640,375, respectively), included in changes in fair value of financial liabilities in the consolidated statements of operations.

On July 1, 2024, the SAFEs matured and the SAFE holders received 1,437,002 Damon Motors’ common shares, which were converted into 302,550 common shares of the Company upon completion of the Business Combination.

11. Share capital and other components of equity

Share capital

a) Authorized

The authorized share capital of the Company consists of the following:

●	An unlimited number of common shares without par value;

●	An unlimited number of multiple voting shares without par value.

b) Issued and outstanding

●	As of December 31, 2024, the Company had 21,516,305 (June 30, 2024 – 2,594,851) common shares outstanding;

●	As of December 31, 2024, the Company had nil (June 30, 2024 – nil) multiple voting shares outstanding;

●	As of December 31, 2024, the Company had nil (June 30, 2024 – 3,528,407) preferred shares outstanding.

On July 1, 2024, the Company issued 302,552 common shares in connection with the conversion of SAFE with an estimated fair value of $3,200,000 (Note 11).

On November 13, 2024, in connection with the reverse acquisition treatment of the Business Combination, the Company effectively issued 4,615,384 new common shares. At the closing of the Business Combination, the Company also issued 9,760,738 new common shares for the conversion of all 3,528,407 issued and outstanding preferred shares and issued 3,473,256 new common shares for the conversion of convertible notes. For clarification, these issuances occurred at the Damon Motors level prior to the exchange of Damon Motors securities into Pubco securities at the closing of the Business Combination.

Immediately following the Business Combination, the Company (i.e., Pubco) had 19,380,187 common shares outstanding without par value and 1,391,181 multiple voting shares outstanding. The holder of each common share is entitled to one vote. Subsequent to the closing of the Business Combination, the 1,391,181 multiple voting shares were converted to common shares.

During the six months ended December 31, 2024, the Company issued 24,590 common shares for the service fee in connection with the Business Combination.

During the six months ended December 31, 2024, the Company issued 343,053 common shares in connection with the Securities Purchase Agreement entered with Streeterville. Also see Note 7.

During the six months ended December 31, 2024, the Company issued 401,884 common shares for investor relationship service received.

During the six months ended December 31, 2024 and 2023, no preferred shares were issued.

Stock options

On August 30, 2017 (and amended on September 24, 2021), the Board adopted a Stock Option Plan which provides that the Board may from time to time, in its discretion, grant to directors, officers, employees, and consultants, non-transferable stock options to purchase common shares of the Company. As per the terms of the Stock Option Plan, the requisite vesting period of the employees is generally four years.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the six months ended December 31, 2024 and 2023, the Company issued nil stock options.

A summary of the changes in the Company’s stock options is as follows:

Stock options (#)
Outstanding, July 1, 2023	2,134,608
Expired/cancelled	(102,186)
Exercised	(84,162)
Outstanding, June 30, 2024	1,948,260
Expired/cancelled	(143,253)
Outstanding, December 31, 2024	1,805,007

Details of stock options outstanding at December 31, 2024 were as follows:

Exercise price	Weighted average contractual life	Number of options outstanding	Number of options exercisable

$0.57	4.95	552,116	552,116
$0.95	1.55	973,769	967,125
$1.23	2.07	23,580	23,580
$2.85	0.47	23,580	23,580
$12.73	4.58	128,138	94,838
$24.46	0.07	103,824	103,824
		1,805,007	1,765,063

During the three and six months ended December 31, 2024, the Company recognized stock-based compensation expense of $18,601 and $34,896, respectively (three and six months ended December 31, 2023 – $153,900 and $358,059, respectively).

Cash received by the Company upon the exercise of stock options during the six months ended December 31, 2024 amounted to $nil (six months ended December 31, 2023 – $53,861).

Warrants

The Company accounts for common share purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares. We classify derivative warrant liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the common share purchase warrant. For warrants that meet the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

During the six months ended December 31, 2024, in connection with the issuance of convertible promissory notes to arms-length parties (Note 8), the Company issued 203,986 common share purchase warrants to the noteholders. At inception, these warrants were assessed to meet the equity classification requirements and fair value of the warrants of $875,127 was recorded as a component of additional paid-in capital.

Warrants of the Company classified as equity are composed of the following as at December 31, 2024:

Date of issuance	Number of warrants outstanding	Number of warrants exercisable	Exercise price	Expiry date
June 16, 2023	332,915	332,915	7.81	June 15, 2028
August 10, 2023	136,494	136,494	7.81	August 9, 2028
September 13, 2023	135,828	135,828	7.81	September 12, 2028
September 26, 2023	360,211	360,211	7.81	September 25, 2028
September 30, 2023	25,609	25,609	7.81	September 29, 2028
October 26, 2023	569,280	569,280	7.81	October 25, 2028
December 15, 2023	46,608	46,608	7.81	December 14, 2028
April 5, 2024	40,606	40,606	7.81	April 4, 2029
April 26, 2024	19,975	19,975	7.81	April 25, 2029
March 12, 2024	99,261	99,261	7.81	March 11, 2029
March 26, 2024	11,318	11,318	7.81	March 25, 2029
April 15, 2024	192,065	192,065	7.81	April 14, 2029
May 1, 2024	9,761	9,761	7.81	April 30, 2029
May 29, 2024	2,561	2,561	7.81	May 28, 2029
July 20, 2024	32,011	32,011	7.81	July 19, 2029
July 22, 2024	12,804	12,804	7.81	July 21, 2029
July 30, 2024	2,561	2,561	7.81	July 29, 2029
August 30, 2024	23,688	23,688	7.81	August 29, 2029
October 8, 2024	64,022	64,022	7.81	October 7, 2029
October 18, 2024	6,402	6,402	7.81	October 17, 2029
November 12, 2024	62,498	62,498	7.81	November 11, 2029
	2,186,478	2,186,478

12. Related party transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

As at December 31, 2024, $56,708 (December 31, 2023 - $404,426) was due for remuneration payable to key management and a director.

13. Income taxes

As of December 31, 2024 and 2023, the Company’s deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal state income taxes has been included in these condensed interim unaudited consolidated financial statements due to the loss for the periods.

14. Segment reporting

ASC 280 - Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with internal organization reporting used by the Company’s chief operating decision maker, our CEO, for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. For the three and six months ended December 31, 2023, the Company is pre-revenue and pre-production and operates as a single reportable operating segment. Upon completion of the Business Combination, the Company’s operations consisted of two operating segments - electric personal mobility products and scientific software products and services.

The following table is our long-lived assets information by geography as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

Canada	$514,608	$676,886
United States	247,856	461,534
United Kingdom	81,893
	$844,357	$1,138,420

	Three month ended December 31, 2024		Six month ended December 31, 2024
	Electric personal mobility products	Scientific software products and services	Electric personal mobility products	Scientific software products and services
Revenue	$-	$49,523	$-	$49,523
Gross profit	-	28,191	-	28,191
Depreciation and amortization	(47,453)	(111)	(114,701)	(111)
Operating expenses	(5,369,000)	(60,623)	(7,201,693)	(60,623)
Other items	37,970,099	-	32,457,865	-
Current income tax recovery	-	5	-	5
Net (loss)/income	32,553,646	(32,538)	25,141,471	(32,538)
FX translation	-	1,059	-	1,059
Comprehensive (loss)/income	$32,553,646	$(31,479)	$25,141,471	$(31,479)

	December 31, 2024		June 30, 2024
	Electric personal mobility products	Scientific software products and services	Electric personal mobility products	Scientific software products and services
Plant and equipment, net	$334,554	$1,893	$449,255	$-
Operating lease right-of-use assets	427,910	-	689,165	-
Customer list	-	80,000	-	-
Goodwill	-	14,045,955	-	-
Other non-current assets	123,355	249	612,932	-
Total assets	$1,882,882	$14,321,800	$1,751,352	$-

15. Fair value

As of December 31, 2024, $nil financial liabilities were measured at fair value.

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes	$-	$-	$40,630,756	$40,630,756
Financial liability convertible to equity	-	-	3,200,000	3,200,000
	$-	$-	$43,830,756	$43,830,756

As of June 30, 2024, the convertible notes and SAFEs that were measured at fair value on a recurring basis were categorized as Level 3. For assets and liabilities recognized at fair value on a recurring basis, the Company reassesses categorization to determine whether changes have occurred between the hierarchy levels at the end of each reporting period. The fair value of these Level 3 financial liabilities is determined using pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value requires significant management judgment or estimation (see Note 8).

Areas of significant judgement are the risk-free rate, volatility rate, dividend yield, term to liquidation, discount for lack of marketability, most recent financing rounds and implied equity value per letter of intent. These valuations use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company reassesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. A significant increase/decrease in some of those unobservable inputs would result in a significantly higher/lower fair value measurement.

During the six months ended December 31, 2024 and 2023, the Company recognized fair value adjustments with respect to financial instruments categorized as Level 3 of $4,657,388 and $4,739,085, respectively, in the statements of operations as changes in fair value of financial liabilities. No amounts were recognized in other comprehensive income as the changes in fair value due to credit risk were nominal.

Also see Note 8 and Note 10.

16. Basic and diluted earning or loss per share

The calculation of basic and diluted earning or loss per share for three and six months ended December 31, 2024 was based on the net income attributable to common shareholders of $32,521,108 and $25,108,933, respectively (December 31, 2023 – net loss of $7,130,860 and $12,508,051 for the three and six months, respectively) and the weighted average number of common shares outstanding of 12,726,152 and 7,811,776, respectively for the three and six months ended December 31, 2024 (December 31, 2023 –2,580,041 and 2,537,638 for the three and six months, respectively).

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net earning per share:

	Three months ended December 31, 2024	Six months ended December 31, 2024
Weighted average number of shares outstanding – basic	12,726,152	7,811,776
Add: stock options	226,368	226,368
Weighted average number of shares outstanding – diluted	12,952,520	8,038,144

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net earning per share because their effect was anti-dilutive:

	December 31, 2024	June 30, 2024
Stock options	1,252,891	1,948,260
Warrants	2,186,478	1,191,280
Preferred shares	-	7,392,418
SAFE	-	268,835
Convertible notes	-	3,221,447
	3,439,369	14,022,240

17. Commitments and contingencies

A summary of undiscounted liabilities and future operating commitments as at December 31, 2024:

	Total	Within 1 year	2 - 5 years	Greater than 5 years

Purchase obligations	$1,515,427	$1,422,933	$92,494	$-
Investment obligation (1)	1,000,000	1,000,000	-	-
Total financial liabilities and commitments	$2,515,427	$2,422,933	$92,494	$-

(1)	The Company entered into a strategic partnership arrangement with a third-party. As part of the agreement, the Company agree to invest an aggregate amount of $1,000,000 in the third-party upon a future financing and negotiation of terms that are agreed to by both parties during the term of the agreement. As at the date of these financial statements no such arrangement has been made.

On September 30, 2023, the Company signed a full surrender agreement with the lessor of the Surrey, British Columbia manufacturing facility. Per the agreement, cash consideration must be paid in seven installments on or before the dates set forth in the agreement. In the event that the Company defaults on such payment obligations, the Company will immediately have to pay the lessor the full amount of all rent. On April 29, 2024 the Company requested payment deferment of the 5th and 6th instalment payment due on March 1, 2024 and May 1, 2024 respectively to July 1, 2024. On September 6, 2024, the lessor agreed to further defer the payments due on July 1, 2024 to be paid on or before September 30, 2024. On October 1, 2024, the Company and the lessor signed an amendment to the surrender agreement whereby the lessor agreed to a waiver of breach by the Company of its payment obligations.

The Company met the eligibility criteria under the Small Business Venture Capital Act (the “Act”) and was registered as an Eligible Business Corporation (“EBC”) in 2018. Under the Act, the Company was approved to raise up to $10 million through the issuance of authorized equity capital whereby the investing shareholders received up to 30% of the amount invested as a tax credit against their B.C. provincial taxes. Under this program, should the Company be out of compliance with the Act during the required five-year investment hold period, it would be contingently liable to repay any tax credits previously issued to investors. At the date of these financial statements, repayable tax credits are approximately $0.5 million. Management believes the Company is compliant with all relevant terms of the Act.

18. Subsequent events

In addition to subsequent events disclosed elsewhere within these condensed consolidated financial statements, the following events occurred after December 31, 2024, up to the date these financial statements were issued:

Effective January 7, 2025, we entered into a Financial Advisory Agreement with Maxim Group LLC (together with its affiliates and subsidiaries, “Maxim”). Pursuant to this agreement, Maxim has been appointed to provide advisory services to the Company, including consultation on capital raising matters such as a private placement of equity or equity-linked securities. As compensation for past advisory services following the listing of the Company on Nasdaq, the Company has issued 514,579 common shares to Maxim, with piggyback registration rights. Maxim’s engagement will terminate 90 days from the execution date.

On January 28, 2025, Streeterville made the second pre-paid security purchase in the amount of $600,000, creating an additional balance of $642,000. On February 7, 2025, Streeterville made the third pre-paid security purchase in the amount of $1,200,000, creating an additional balance of $1,285,000. $90,000 from the second pre-paid security purchase funding and $180,000 from the third pre-paid security purchase funding were used to repay the indebtedness under the secured promissory note issued to Steeterville in June 2024 with an original principal amount of $6,470,000. Also see Note 7.

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

Overview of Our Business

Our Personal Mobility Products Development Business Through Damon Motors

Damon Inc., through its wholly-owned subsidiary, Damon Motors Inc. (“Damon Motors”), is developing electric motorcycles and other personal mobility products that seek to empower the personal mobility industry through innovation, data intelligence and strategic partnerships. Damon Motors is developing technology and investing in the capabilities to lead an integrated personal mobility ecosystem from individual travels to last mile delivery. With decades of combined management and engineering experience across the team’s careers, and a commitment to low carbon personal mobility solutions, Damon Motors is seeking to introduce existing enthusiasts to high-performance electric products while bringing new riders to the motorcycle community with first of its kind advances in zero emissions motorcycle performance, safety, connectivity and AI.

Founded in 2017, Damon Motors started reimagining the future of motorcycling by means of advanced safety design, electric vehicle powertrain technology and user experience. In 2019, Damon Motors took its first alpha prototype motorcycles and safety systems into the field to test the concept. In 2021, Damon Motors expanded its operations and R&D expertise to accelerate the engineering and development of its HyperDrive platform drive unit and the HyperSport motorcycle. Through core technology advancements, Damon Motors electric motorcycles are in prototype phase of product validation.

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

Our SAVES Distribution Business Through Grafiti Limited

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

Our Corporate Strategy

We are pursuing a corporate strategy focused on developing a business offering of end-to-end solutions ranging from personal mobility products to the collection of data to delivering insights from that data to our customers with a focus on safety and data intelligence and engineering services. In connection with such strategy and to facilitate our long-term growth, we continue to evaluate various strategic transactions, including acquisitions of companies with personal mobility products, technologies and intellectual property that complement those goals by adding technology, differentiation, customers and/or revenue. We are primarily looking for accretive acquisitions that have business value and operational synergies, but will be opportunistic for other strategic and/or attractive transactions. We believe these complementary technologies will add value to the Company and allow us to provide a comprehensive integrated personal mobility ecosystem to our customers. In addition, we may seek to expand our capabilities around safety, security, artificial intelligence, augmented reality and virtual reality or other high growth sectors. Candidates with proven technologies and personal mobility products that complement our overall strategy may come from anywhere in the world, as long as there are strategic and financial reasons to make the acquisition. We are also exploring opportunities that will supplement our revenue growth. We are primarily looking for accretive acquisitions that have business value and operational synergies, yet also opportunistic for other strategic and/or attractive transactions that we believe may increase overall shareholder value, which may include, but not be limited to, other alternative investment opportunities, such as minority investments and joint ventures. If we make any acquisitions in the future, we expect that we may pay for such acquisitions using our equity securities and/or cash and debt financings in combinations appropriate for each acquisition.

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

Completion of Business Combination

On October 23, 2023, the Company, Parent, Damon Motors, and 1444842 B.C. LTD (“Amalco Sub”) entered into a Business Combination Agreement (as amended by the First Amendment to the Business Combination Agreement dated June 18, 2024 and the Second Amendment to the Business Combination Agreement dated September 26, 2024, the “Damon Business Combination Agreement”). On November 13, 2024, Damon Motors and Amalco Sub amalgamated, with Damon Motors continuing as a wholly owned subsidiary of the Company (the “Amalgamation”). Following the Amalgamation, the Company was renamed “Damon Inc.” (also referred to herein as the “combined company”). Pursuant to the Plan of Arrangement under the laws of British Columbia, as contemplated in the Damon Business Combination Agreement, securityholders of Damon Motors exchanged their securities of Damon Motors for amalgamation consideration consisting of:

(i) 14,764,803 common shares of the Company,

(ii) 1,391,181 multiple voting shares of the Company, which were convertible into common shares of the Company on a 1 for 1 basis, issued to Jay Giraud, the combined company’s CEO and director as of the closing, and its controlled entity,

(iii) warrants to purchase 2,186,498 common shares of the Company at an exercise price of $7.81 per share, with terms substantially similar to those of Damon Motors’s warrants, issued to former Damon Motors warrant holders, and

(iv) options to purchase 1,942,127 common shares at exercise prices between $0.57 and $12.73, issued to former Damon Motors option holders under the Company’s equity incentive plans.

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

Following the resignation of Jay Giraud from all officer and director positions with the Company as of December 4, 2024, all the multiple voting shares held by Mr. Giraud and his wholly-owned company were converted automatically into common shares on a one-for-one basis. After giving effect to the conversion and as of the date of this filing, the Company has [22,030,884] common shares outstanding, with no multiple voting shares remaining outstanding.

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

November 2024 Debt Financing

East-West

On November 13, 2024, the Company and East West Utah limited liability company, an affiliate of Streeterville, entered into a note purchase agreement, pursuant to which the Company agreed to sell, and East West agreed to purchase, a secured promissory note in an aggregate original principal amount of $8,385,000 (the “East West Note”) (the “East West Financing”). The East West Note carries an original issue discount of $1,885,000. For as long as the East West funding conditions (as defined in the East West Note) are satisfied on each applicable funding date (unless waived by East West), the proceeds from the East West Note will be funded in tranches in accordance with the following schedule: (a) $2,000,000 on January 31, 2025 (which the parties have agreed in principle to defer until March 15, 2025), (b) $1,500,000 on April 30, 2025, (c) $1,500,000 on July 31, 2025, and (d) $1,500,000 on September 30, 2025.

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

In connection with the East West Financing, Damon Motors Corporation, a Delaware corporation and a wholly-owned subsidiary of Damon Motors (the “Damon Motors Subsidiary”), and Damon Motors each entered into a guaranty, dated as of November 13, 2024, whereby Damon Motors and the Damon Motors Subsidiary guaranteed the performance of the Company’s obligations under the East West Note.

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

Braebeacon

On November 13, 2024, the Company and Braebeacon Holdings Inc. (“BHI”) entered into a note purchase agreement (the “BHI Note Purchase Agreement”) pursuant to which the Company agreed to sell, and BHI agreed to purchase, a secured promissory note in an aggregate original principal amount of $8,385,000 (the “BHI Note”) (the “BHI Financing”; together with the East West Financing, the “November 2024 Debt Financing”). The BHI Note carries an original issue discount of $1,885,000. For as long as the BHI funding conditions (as defined in the BHI Note) are satisfied on each applicable funding date (unless waived by BHI, the proceeds from the BHI Note will be funded in tranches in accordance with the following schedule: (a) $2,000,000 on January 31, 2025 (which the Company has agreed in principle to defer until February 21, 2025), (b) $1,500,000 on April 30, 2025, (c) $1,500,000 on July 31, 2025, and (d) $1,500,000 on September 30, 2025.

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

December 2024 Securities Purchase Agreement with Streeterville

On December 20, 2024, we entered into a Securities Purchase Agreement with Streeterville Capital, LLC (“Streeterville”). Under the agreement, the Company agreed to issue and sell to Streeterville one or more pre-paid purchases at an aggregate purchase price of up to $10,000,000 (the “Total Commitment Amount”) for the purchase of the Company’s common shares. As consideration for Streeterville’s commitment, the Company also agreed to issue 343,053 common shares to Streeterville (the “Commitment Shares”).

Each pre-paid purchase includes an original issue discount of 7% and accrues interest at an annual rate of 8%. For the initial pre-paid purchase, which closed on December 20, 2024 (the “Initial Closing Date”), Streeterville paid $2,000,000, creating in an initial principal balance of $2,140,000.

Pursuant to the Securities Purchase Agreement and a registration rights agreement entered into on the same date, the Company agreed to file a registration statement on Form S-1 under the Securities Act, to register the resale of 18,000,000 common shares, including the Commitment Shares and common shares issuable pursuant to the pre-paid purchases (the “Registration Statement”). If the Registration Statement is declared effective within 90 days of the Initial Closing Date and no default has occurred, and if requested by the Company, Streeterville will fund $1,000,000 for a second pre-paid purchase. The Registration Statement was declared effective on February 6, 2025.

Within a committed two-year period, and subject to certain specified conditions, the Company may request the issuance of additional pre-paid purchases to Streeterville, with each purchase amount no less than $250,000, provided that the total outstanding balance of all pre-paid purchases does not exceed $3,000,000.

The proceeds from the pre-paid purchases are expected to be used for working capital and other corporate purposes. However, $100,000 from the initial pre-paid purchase funding, and 15% of the funding from subsequent pre-paid purchases, shall be used to repay the indebtedness under the secured promissory note issued to Streeterville in June 2024 with an original principal amount of $6,470,000.

Following the funding of each pre-paid purchase, Streeterville has the right, but not the obligation, to purchase from the Company its common shares not exceeding (i) the outstanding balance of the funded amount, and (ii) 9.99% beneficial ownership of the Company’s outstanding common shares. The purchase price of the common shares will be the lower of (i) $1.50 or (ii) 90% of the lowest daily VWAP during the ten consecutive trading days immediately prior to the purchase notice date, but not less than the floor price, which is equal to 20% of the “Minimum Price” as defined under Nasdaq Listing Rule 5635(d) prior to the applicable closing. Under the Securities Purchase Agreement, the Company agrees to seek shareholder approval for the issuance of common shares up to the Total Commitment Amount (the “Required Shareholder Approval”). Until such approval is obtained, the Company will not request additional pre-paid purchases that may cause the total amount of common shares issuable to exceed the limits set under Nasdaq Listing Rule 5635(d) (the “Exchange Cap”).

The outstanding pre-paid purchases, unless reduced by the Company’s sale of common shares to Streeterville as described, will remain outstanding and may be repaid in cash at the Company’s option. There is no maturity date for the outstanding balance of the pre-paid purchases. However, if the Company fails to obtain the Required Shareholder Approval at its initial shareholder meeting, any remaining outstanding balance above the Exchange Cap must be repaid in cash. Additionally, if certain triggering events occur, including (a) the VWAP of the Company’s common shares falling below the floor price for at least five trading days within a seven-trading-day period, or (b) the Company having issued 75% of the shares under the Exchange Cap, the Company must make monthly cash repayments of $350,000 in principal plus any accrued unpaid interest until the outstanding balance is fully repaid or the triggering event conditions are resolved. In an event of default as specified in the pre-paid purchase, Streeterville may accelerate repayment, requiring the outstanding balance to become immediately due, with a 10% increase to the principal and interest accruing at a rate of 18% per annum.

On January 28, 2025, Streeterville made the second pre-paid security purchase in the amount of $600,000, creating an additional balance of $642,000. On February 7, 2025, Streeterville made the third pre-paid security purchase in the amount of $1,200,000, creating an additional balance of $1,285,000. $90,000 from the second pre-paid security purchase funding and $180,000 from the third pre-paid security purchase funding were used to repay the indebtedness under the secured promissory note issued to Steeterville in June 2024 with an original principal amount of $6,470,000.

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

Results of Operations

The following financial information is for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Revenue	$49,523	$-	$49,523	$-
Cost of revenue	21,332	-	21,332	-
Gross profit	28,191	-	28,191	-

Operating expenses:
Research and development, net	997,333	17,344	1,054,554	1,954,571
General and administrative	2,182,333	1,814,139	2,972,360	3,364,652
Sales and marketing	178,379	196,660	352,545	572,972
Transaction costs	2,368,895	-	3,117,436	-
Depreciation	47,564	74,714	114,812	154,852
Foreign currency transaction loss/(gain)	(297,317)	120,216	(234,579)	(39,240)
Total operating expenses	5,477,187	2,223,073	7,377,128	6,007,807

Operating loss	(5,448,996)	(2,223,073)	(7,348,937)	(6,007,807)

Other non-operating income / (loss)	37,970,099	(4,907,787)	32,457,865	(6,500,244)
Current income tax recovery	5	-	5	-
Net income (loss)	$32,521,108	$(7,130,860)	$25,108,933	$(12,508,051)

Revenue

The Company derives revenue from the sale of software and software as a service. Revenue for the three and six months ended December 31, 2024 was $49,523 compared to $nil for the three and six months ended December 31, 2023. The increase of revenue was due to the Company having consolidated the newly acquired subsidiary, Grafiti Limited. Grafiti Limited generates revenue from providing scientific software products and services. All the revenue post to the acquisition date has been consolidated by the Company.

Cost of revenue and gross profit

Cost of revenues for the three and six months ended December 31, 2024 were $21,332 compared to $nil for the three and six months ended December 31, 2023. The gross profit margin for the three and six months ended December 31, 2024 was 60%.

Research and development expenses

Research and development expenses were $997,333 for the three months ended December 31, 2024, compared to $17,344 for the three months ended December 31, 2023. The increase of $979,989 was primarily due to the following:

●	Canadian Scientific Research & Development tax credits (an offset to R&D expense) received decreased by approximately $2,103,000; partially offset by

●	salaries expense decreased by approximately $622,000;

●	lab supplies decreased by approximately $302,000;

●	share-based compensation expense decreased by approximately $90,000;

●	other expenses decreased by approximately $109,000.

Research and development expenses were $1,054,554 for the six months ended December 31, 2024, compared to $1,954,571 for the six months ended December 31, 2023. The decrease of $900,017 was primarily due to the following:

●	Salaries expense decreased by approximately $1,140,000;

●	Lad supplies decreased by approximately $420,000;

●	share-based compensation expense decreased by approximately $202,000;

●	rent decreased by approximately $127,000;

●	other expenses decreased by approximately $110,000; partially offset by

●	Canadian Scientific Research & Development tax credits received decreased by approximately $1,099,000.

General and administrative expenses

For the three months ended December 31, 2024, general and administrative expenses were $2,182,333, compared to $1,814,139 for the three months ended December 31, 2023. The increase of $368,194 was primarily due to the following:

●	investor relation expense increased by approximately $619,000;

●	salaries expense increased by $103,000 due to severance expense for previously CEO; partially offset by

●	audit and consulting fee decreased by approximately $347,000;

●	other expense decreased by approximately $7,000.

For the six months ended December 31, 2024, general and administrative expenses were $2,972,360, compared to $3,364,652 for the six months ended December 31, 2023. The decrease of $392,292 was primarily due to the following:

●	audit and consulting fee decreased by approximately $500,000;

●	professional fee decreased by approximately $381,000;

●	share-based compensation expense decreased by approximately $115,000;

●	other expense decreased by approximately $78,000; partially offset by

●	investor relation expense increased by approximately $618,000;

●	rent and insurance expense increased by approximately $64,000.

Sales and marketing expenses

Sales and marketing expenses were $178,379 for the three months ended December 31, 2024, compared to $196,660 for the three months ended December 31, 2023. Sales and marketing expenses were $352,545 for the six months ended December 31, 2024, compared to $572,972 for the six months ended December 31, 2023. The decrease in sales and marketing expenses was primarily attributable to the decreased sales and marketing activities.

Other non-operating income / (loss)

For the three months ended December 31, 2024, other non-operating income were $37,970,099, compared to other non-operating loss of $4,907,787 for the three months ended December 31, 2023. The increase of other non-operating income of $42,877,886 was primarily due to the following:

●	change in fair value of financial liabilities increased by approximately $42,903,000; partially offset by

●	finance expense increased by approximately $25,000.

For the six months ended December 31, 2024, other non-operating income were $32,457,865, compared to other non-operating loss of $6,500,244for the three months ended December 31, 2023. The increase of other non-operating income of $38,958,109 was primarily due to the following:

●	change in fair value of financial liabilities increased by approximately $39,073,000; partially offset by

●	finance expense increased by approximately $115,000.

Net Income (Loss)

During the three months ended December 31, 2024, the Company incurred a net income of $32,521,108, compared to a net loss of $7,130,860 for the three months ended December 31, 2023. During the six months ended December 31, 2024, the Company incurred a net income of $25,108,933, compared to a net loss of $12,508,051 for the six months ended December 31, 2023. The increase in net income is mainly due to the changes in fair value of financial liabilities of $38,990,961 and $34,333,573 recognized for three and six months ended December 31, 2024, respectively. Upon the completion of Business Combination, the convertible notes were mandatorily converted into 16,496,750 Damon Motor’s common shares. Upon conversion, the carrying value of the convertible debt approximates fair value of the shares issued.

Liquidity and Capital Resources

As of December 31, 2024, the Company had cash of $788,561, and working capital deficiency of approximately $10 million. Damon’s accumulated deficit and expected future losses cast substantial doubt upon Damon’s ability to continue as a going concern. Furthermore, Damon had negative cash flows from operating activities of approximately $6.6 million for the six months ended December 31, 2024. These operating losses and negative cash flows were mainly the result of on-going operating costs, transaction costs incurred due to the business combination and the public listing exercise and financing cost to sustain its operation. Based on the foregoing and its growth strategy, Damon expects to continue to make significant expenditures to expand Damon’s business and develop manufacturing operations in the future. As a result, Damon may continue to incur operating losses and have negative cash flows in the short term, as it continues to execute on its growth strategy and develop manufacturing capability to produce the motorcycles to meet delivery of the motorcycles in our order book.

Damon’s primary sources of liquidity used in the funding of its operations and the execution of its growth comes from on-going fund raised in the form of issuance of share capital. The Company cannot provide assurance that the Company will secure financing in a timely manner.

Summary of Cash Flows

	Six Months Ended
	December 31, 2024	December 31, 2023
Cash Flows:
Cash flows used in operating activities	$(6,636,484)	$(8,854,640)
Cash flows provided by investing activities	77,270	-
Cash flows provided by financing activities	6,962,852	8,706,142
Increase / (decrease) in cash	$403,638	$(148,498)

Cash Flows from Operating Activities

During the six months ended December 31, 2024, cash used in operating activities was $6,636,484, compared with $8,854,640 for the six months ended December 31, 2023. Cash used in operating activities decreased by principally as a result of the Company used less cash in operating activities in order to preserve the cash on hand.

Cash Flows from Investing Activities

During the six months ended December 31, 2024, cash provided by investing activities were $77,270, representing cash acquired through the Business Combination. During the six months ended December 31, 2023, $nil cash provided by investing activities.

Cash Flows from Financing Activities

During the six months ended December 31, 2024, cash provided by financing activities were $6,962,852 compared with $8,706,142 for the six months ended December 31, 2023. The decrease of $1,743,290 was primarily due to the following:

●	proceeds from convertible notes decreased by approximately $8,470,000;

●	proceeds from stock options exercise decreased by approximately $54K; partially offset by

●	proceeds from Streeterville notes increased by approximately $3,063,000;

●	proceeds from pre-paid purchase increased by approximately $2,000,000;

●	proceeds from promissory note increased by approximately $929,000;

●	proceeds from senior secured promissory notes increased by approximately $596,000;

●	payments of debt decreased by approximately $192,000.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Significant Judgments and Estimates

Detailed information about our critical accounting policies and significant judgements and estimates is set forth in Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 or 15d-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, being December 31, 2024. This evaluation was carried out by our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

Due to the Company’s recent completing the going public Business Combination, the Company did not have sufficient time to perform the effective assessment of the internal control and keep formal documentation for design and implementation of the Company’s internal control systems including processes needed to mitigate critical risks.

Management is currently completing the formal documentation for the design and implementation of the of the internal control systems and will perform testing.

Changes in Internal Controls Over Financial Reporting

The material weakness described above has not been remediated as of December 31, 2024 and there were no changes in our internal controls except for our current progress to complete documentation and testing (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to, nor is any of our property the subject of, any material pending legal proceedings reportable under Item 103 of Regulation S-K.

Item 1A. Risk Factors

In addition to the risk factors below, a description of the risk factors associated with our business is contained in the “Risk Factors” section of the registration statement on Form S-1/A filed by the Company on January 31, 2025, which are incorporated herein by reference. Our business, results of operations and financial condition could be materially adversely affected by these risks.

As a foreign private issuer, we are permitted to follow certain home country corporate governance practices that differ significantly from Nasdaq corporate governance listing standards applicable to U.S. domestic issuers, which may afford less protection to shareholders.

As a foreign private issuer, we are permitted and intend to follow certain home country corporate governance practices instead of those required under the Nasdaq corporate governance listing standards applicable to U.S. domestic issuers. These home country corporate governance practices may differ in significant respects and could provide less protection to shareholders than they would have under the Nasdaq rules applicable to domestic issuers.

Specifically, we do not intend to adhere to the following Nasdaq corporate governance requirements and will instead follow the corporate and securities laws, rules, and regulations of the Province of British Columbia, Canada:

●	Regularly Scheduled Independent Director Meetings: We are not required to hold regularly scheduled meetings exclusively attended by independent directors. However, we are subject to certain corporate governance disclosure requirements under Canadian securities laws and must disclose whether the independent directors hold executive sessions and, if such executive sessions are held, how many of these meetings have been held since the beginning of our most recently completed financial year. If we do not hold executive sessions, we must describe what the Board does to facilitate open and candid discussion among our independent directors.

●	Proxy Delivery Requirements: As a “foreign private issuer”, we are exempt from the proxy rules set forth in Sections 14(a), 14(b), 14(c) and 14(f) of the Exchange Act. We will solicit proxies in accordance with applicable rules and regulations in Canada.

●	Shareholder Approval for Certain Transactions: We do not require shareholder approval for certain issuances of securities, including:

o	Acquisition of another company’s stock or assets;

o	Equity-based compensation plans for employees;

o	A change of control; or

o	Certain private placements.

●	Distribution of Annual and Interim Reports: We intend to comply with Nasdaq Listing Rules 5250(d)(1) and 5250(d)(4)(A), but we may not do so or on a consistent basis. We are required to file annual and interim financial statements with the SEC and on SEDAR+, a secure web-based system maintained on behalf of the Canadian Securities Administrators and accessible at www.sedarplus.ca, and to send annually a request form to the registered holders and beneficial owners of our common shares that can be used to request a paper copy of our audited annual financial statements and related management discussion and analysis, and a copy of our unaudited interim financial statements and related management discussion and analysis, in each case free of charge.

As a result, shareholders will not have the same rights and protections as they would if we complied with Nasdaq’s corporate governance requirements for U.S. domestic issuers.

We may lose our foreign private issuer status in the future, which could result in significant additional costs and expenses and may impede our ability to maintain our listing on Nasdaq.

The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to the Company on the last business day of December 2025. If the Company loses its foreign private issuer status on this determination date, then, beginning on the first day of the fiscal year following the determination date, it would have to comply with U.S. federal proxy rules and Regulation FD, and its officers, directors and principal shareholders would become subject to the reporting and short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, the Company would lose its ability to rely upon exemptions from certain corporate governance requirements under the Nasdaq listing rules. As a U.S. listed public company that is not a foreign private issuer, the Company may incur significant additional legal, accounting and other expenses that it would not incur as a foreign private issuer, as well as increased accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange. If the Company loses its foreign private issuer status and is unable to devote adequate funding and the resources needed to maintain compliance with Nasdaq’s corporate governance requirements applicable to domestic issuers, the Company may become unable to maintain its listing on Nasdaq.

We have a history of operating losses and there is no assurance that we will be able to achieve profitability, raise additional financing or continue as a going concern.

We have a history of operating losses and have accumulated a deficit of $115,498,661 as of December 31, 2024, and expect to incur additional future losses. The ability of our company to continue as a going concern is dependent upon our attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise sufficient financing.

Our ability to generate positive cash flow from operations is dependent upon sustaining targeted cost reductions and generating sufficient revenues. While we have implemented measures to reduce non-essential costs, these reductions alone are insufficient to offset our operating losses. Our management is evaluating options and strategic transactions and continuing to market and promote our product and service offerings to increase revenues, however, there is no guarantee that these efforts will be successful or that we will be able to achieve or sustain profitability. We have funded our operations primarily with private offerings and debt financing. Our history of operating losses and cash uses, our projections of the level of cash that will be required for our operations to reach profitability, may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurance that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our shareholders and could result in a decrease in our share price.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these weaknesses, or otherwise fail to maintain proper and effective internal controls, our ability to produce timely and accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business, our share price and access to the capital markets.

We have identified material weaknesses in our internal control over financial reporting and those weaknesses have led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2024. Our inability to remediate the material weaknesses, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our share price and investor confidence in our company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting. As disclosed in more detail under Item 4, “Controls and Procedures” above, we have identified material weaknesses as of December 31, 2024. Due to the material weaknesses in our internal control over financial reporting, we have also concluded our disclosure controls and procedures were not effective as of December 31, 2024.

Failure to have effective internal control over financial reporting and disclosure controls and procedures can impair our ability to produce accurate financial statements on a timely basis and has led and could again lead to a restatement of our financial statements. If, as a result of the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected.

Our management has taken action to begin remediating the material weaknesses; however, certain remedial actions have not started or have only recently been undertaken, and while we expect to continue to implement our remediation plans throughout the fiscal year ending June 30, 2025, we cannot be certain as to when remediation will be fully completed. In addition, we could in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

If we fail to remediate these material weaknesses and maintain effective disclosure controls and procedures or internal control over financial reporting, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or additional late reporting of our financial results, as well as delays or the inability to meet our future reporting obligations or to comply with SEC rules and regulations. This could result in claims or proceedings against us, including by shareholders or the SEC. The defense of any such claims could cause the diversion of the Company’s attention and resources and could cause us to incur significant legal and other expenses even if the matters are resolved in our favor.

Our common shares are listed on Nasdaq, but we cannot guarantee that we will be able to satisfy the applicable listing standards going forward.

The Nasdaq Stock Market LLC requires listed companies to comply with certain standards in order to remain listed. On January 7, 2025, we received a letter from the Nasdaq staff providing notification that, for the previous 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). The notice has no immediate impact on the listing of the Company’s securities on The Nasdaq Global Market at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided an initial period of 180 calendar days, or until July 7, 2025, to regain compliance with the MVLS Requirement. To regain compliance, the MVLS of the Company’s common shares must be $50 million or more for a minimum of 10 consecutive business days at any time before July 7, 2025. During this period, the Company’s securities will continue to trade on The Nasdaq Global Market.

If the Company does not regain compliance with the MVLS Requirement by July 7, 2025, Nasdaq will provide a written notification to the Company that our common shares are subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Hearings Panel (the “Panel”). However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination to the Panel, such appeal would be successful.

The Company intends to monitor its MVLS between now and July 7, 2025, and may, if appropriate, evaluate available options to resolve the deficiency under the MVLS Requirement and regain compliance with the MVLS Requirement. Additionally, the Company may consider applying to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.

Additionally, on January 22, 2025, we received a letter from the Nasdaq staff providing notification that, for the previous 30 consecutive days, the Company’s common shares had not maintained a minimum closing bid price of $1.00 required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). The notice has no immediate impact on the listing of the Company’s securities on The Nasdaq Global Market at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until July 21, 2025, to regain compliance with the Bid Price Rule. To regain compliance, the closing price of the Company’s common shares closes at or above $1.00 for a minimum of 10 consecutive business days at any time before July 21, 2025. During this period, the Company’s securities will continue to trade on The Nasdaq Global Market.

If the Company does not regain compliance with the Bid Price Rule by July 21, 2025, the Company may be eligible for an additional 180-day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market except for the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary.

The Company intends to monitor the closing price of its common shares between now and July 21, 2025, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the Bid Price Rule including effecting a reverse stock split. Additionally, the Company may consider applying to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for listing on that market). However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.

Delisting from the Nasdaq Global Market or any Nasdaq market could make trading our common shares more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, shareholders may have a difficult time getting a quote for the sale or purchase of our shares, the sale or purchase of our shares would likely be made more difficult and the trading volume and liquidity of our shares could decline. Delisting from Nasdaq could also result in negative publicity and make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common shares as transaction consideration or the value accorded our common shares by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common shares and the ability of our shareholders to sell our common shares in the secondary market. We cannot assure you that our common shares, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common shares are delisted, they may come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

Issuance of the Amalgamation Consideration

Upon the closing of the Business Combination, pursuant to the Plan of Arrangement under the laws of British Columbia, as contemplated by the Business Combination Agreement, securityholders of Damon Motors exchanged their securities of Damon Motors for amalgamation consideration (the “Amalgamation Consideration”) consisting of: (i) 14,764,803 common shares of the Company; (ii) 1,391,181 multiple voting shares of the Company issued to Jay Giraud, the Company’s then CEO and director, and its controlled entity, which shares have been converted to common shares of the Company on a 1 for 1 basis; (iii) warrants to purchase 2,186,478 common shares of the Company at an exercise price of $7.81 per share, with terms substantially similar to those of Damon Motors’s warrants, issued to former Damon Motors warrant holders, and (iv) options to purchase 1,942,127 common shares at exercise prices between $0.57 and $12.73, issued to former Damon optionholders under the Company’s equity incentive plans. The Amalgamation Consideration was issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act, on the basis that these securities were issued pursuant to the Plan of Arrangement, the fairness of which was approved by the Supreme Court of British Columbia.

Securities Purchase Agreement with Streeterville

On December 20, 2024, the Company entered into the Securities Purchase Agreement with Streeterville and agreed to issue and sell to Streeterville one or more pre-paid purchases at an aggregate purchase price of up to $10,000,000 for the purchase of the Company’s common shares. As consideration for Streeterville’s commitment, the Company also agreed to issue 343,053 common shares to Streeterville (the “Commitment Shares”) The offer and sale of the pre-paid purchases, the Commitment Shares and the common shares issuable under the pre-paid purchases were not registered under the Securities Act, in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act, on the basis that these securities are issued to an institutional accredited investor and the Company did not engage in any general solicitation in connection with such offer and sale.

Compensation Shares to Marketing Service Provider

On December 16, 2024, the Company issued 401,884 common shares to a marketing service provider for its past services to Damon Motors. The offer and sale of the shares were not registered under the Securities Act, in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act, on the basis that these securities are issued to an entity accredited investor and the Company did not engage in any general solicitation in connection with such offer and sale.

c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Information Required for a Form 8-K

The information set forth below is included herein for the purpose of providing disclosure under “Item 8.01 Other Events.” of Form 8-K.

The Company has determined that it qualifies as a “foreign private issuer,” as such term is defined in Rule 3b-4 under the Exchange Act, based on the applicable criteria as of the last business day of the Company’s most recently completed second fiscal quarter, ended December 31, 2024. Notwithstanding the Company’s qualification as a foreign private issuer, the Company has voluntarily chosen to file with the SEC periodic and current reports and registration statements on forms prescribed for U.S. domestic issuers, including annual reports on Form 10-K, quarterly reports on Form 10-Q, including this quarterly report, current reports on Form 8-K, and registration statements on Form S-1, instead of filing on the reporting and registration forms available to foreign private issuers. The SEC Forms prescribed for U.S. domestic issuers are more detailed and extensive in certain respects, and must be filed more promptly, than the forms currently available to foreign private issuers.

Although the Company has chosen to file periodic and current reports on U.S. domestic issuer forms, the Company will maintain its status as a foreign private issuer as long as it meets the qualifications for a foreign private issuer under the Exchange Act. Accordingly, the Company intends to avail itself of exemptions from certain provisions of the Exchange Act and the rules thereunder that are applicable to U.S. domestic public companies and certain corporate governance requirements under the listing rules of Nasdaq applicable to domestic U.S. issuers.

As a foreign private issuer, the Company will avail itself of the following exemptions from the provisions of the Exchange Act and the rules thereunder that are applicable to U.S. domestic issuers, including:

●	sections of the Exchange Act that regulate the solicitation of proxies, consents or authorizations in respect of any securities registered under the Exchange Act; and

●	sections of the Exchange Act that require insiders to file public reports of their share ownership and trading activities and that impose liability on insiders who profit from trades made in a short period of time.

Accordingly, the Company’s officers, directors and principal shareholders are exempt from the requirements to report transactions in the Company’s equity securities and from the short-swing profit liability provisions contained in Section 16 of the Exchange Act. As a foreign private issuer, the Company is also not subject to the requirements of Regulation FD (Fair Disclosure) promulgated under the Exchange Act.

Additionally, as a foreign private issuer, the Company is permitted, and intends to follow certain home country corporate governance practices instead of those otherwise required under the listing rules of Nasdaq for domestic U.S. issuers. These home country corporate governance practices could differ in significant respects from the corporate governance requirements applicable to domestic U.S. issuers. These practices may afford less protection to shareholders than they would have if the Company complied with Nasdaq corporate governance listing standards applicable to U.S. domestic issuers. The Company’s corporate governance practices differ from those followed by U.S. domestic companies pursuant to the Nasdaq Listing Rules in the following manner:

Shareholder Approval Requirements

Nasdaq Listing Rule 5635 requires shareholder approval for issuances of common shares, or any securities convertible or exercisable into common shares:

(a)	in connection with the acquisition of the stock or assets of another company

(i)	where, due to the present or potential issuance of common shares (including shares issued pursuant to an earn-out or similar type of provision, or securities convertible into or exercisable for common shares) other than a public offering for cash:

(A)	the common shares constitute or will upon issuance constitute at least 20% of the voting power outstanding before the issuance of the common shares (or, if applicable before the issuance of the securities convertible into or exercisable for common shares); or

(B)	the common shares constitute or will upon issuance constitute at least 20% of the number of common shares outstanding before the issuance; or

(ii)	if any director, officer or Substantial Shareholder (as defined by Rule 5635(e)(3) of the Nasdaq Listing Rules) of the listed company has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target company or assets to be acquired, or in the consideration to be paid in the transaction or series of related transactions, and the present or potential issuance of common shares, or securities convertible into or exercisable for common shares, could result in an increase of 5% or more in the outstanding common shares or voting power of the listed company; and

(b)	where the issuance or potential issuance will result in a change of control of the listed company.

The Company intends to follow the British Columbia corporate and securities laws, which do not require shareholder approval for dilutive events unless the Company were to dispose of all or substantially all of its undertaking.

Nasdaq Listing Rule 5635(c) also requires shareholder approval prior to the issuance of securities when a stock option or purchase plan is established or materially amended or other equity compensation arrangement made or materially amended, pursuant to which stock may be acquired by officers, directors, employees, or consultants, except for:

(a)	warrants or rights issued generally to all security holders of the listed company or stock purchase plans available on equal terms to all security holders of the listed company (such as a typical dividend reinvestment plan);

(b)	tax qualified, non-discriminatory employee benefit plans (e.g., plans that meet the requirements of Section 401(a) or 423 of the Internal Revenue Code) or parallel nonqualified plans, provided such plans are approved by the listed company’s independent compensation committee or a majority of the listed company’s independent directors; or plans that merely provide a convenient way to purchase shares on the open market or from the listed company at market value;

(c)	plans or arrangements relating to an acquisition or merger as permitted under IM-5635-1; or

(d)	issuances to a person not previously an employee or director of the listed company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the listed company, provided such issuances are approved by either the listed company’s independent compensation committee or a majority of the listed company’s independent directors. Promptly following an issuance of any employment inducement grant in reliance on this exception, a listed company must disclose in a press release the material terms of the grant, including the recipient(s) of the grant and the number of shares involved.

The Company intends to follow British Columbia corporate and securities laws, which do not require shareholder approval of equity compensation plans or most discount to market offerings of securities unless otherwise indicated in the Articles of the Company. If the Company intends to grant incentive stock options (ISOs) to U.S. employees in excess of the 10 million maximum number of common shares that may be issued as ISOs under the Company’s 2024 Stock Incentive Plan, which plan received Company shareholder approval in June, 2024, the Company will need to obtain stockholder approval of any such additional ISOs under relevant U.S. Internal Revenue Code provisions.

Nasdaq Listing Rule 5635(d) also requires shareholder approval where there is a transaction other than a public offering (as defined in Nasdaq IM-5635-3), involving the sale, issuance or potential issuance by the listed company of common stock (or securities convertible into or exercisable for common stock), which alone or together with sales by officers, directors or Substantial Shareholders of the listed company, equals 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance (a “20% Issuance”) at a price less than the lower of (the “Minimum Price”):

(a)	the Nasdaq Official Closing Price (as reflected on Nasdaq.com) immediately preceding the signing of the binding agreement; or

(b)	the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the binding agreement.

The Company intends to follow British Columbia corporate and securities laws, which do not require shareholder approval of 20% Issuances at a price that is less than the Minimum Price.

Executive Sessions

Under Nasdaq Listing Rule 5605(b)(2), a listed company must have regularly scheduled meetings at which only independent directors are present (“executive sessions”).  The rule contemplates that executive sessions will occur at least twice a year, and perhaps more frequently, in conjunction with regularly scheduled board meetings.  Under applicable Canadian rules, customs and practice, the Company’s independent directors are not required to hold executive sessions.  However, since the Company’s common shares are listed for trading on Nasdaq, the Company is subject to certain disclosure requirements prescribed in Canadian Form 58-101F1 - Corporate Governance Disclosure. In particular, the Company must disclose whether the independent directors hold executive sessions and, if such executive sessions are held, how many of these meetings have been held since the beginning of the Company’s most recently completed financial year. If the Company does not hold executive sessions, the Company must describe what the Board does to facilitate open and candid discussion among its independent directors.

Proxy Delivery Requirements

Under Nasdaq Listing Rule 5620(b), a listed company that is not a limited partnership must solicit proxies and provide proxy statements for all meetings of shareholders, and also provide copies of such proxy solicitation materials to Nasdaq. As a foreign private issuer, the equity securities of the Company are exempt from the proxy rules set forth in Sections 14(a), 14(b), 14(c) and 14(f) of the Exchange Act. The Company solicits proxies in accordance with applicable rules and regulations in Canada.

Distribution of Annual and Interim Reports

Under Nasdaq Listing Rule 5250(d)(1), a listed company shall make available to shareholders an annual report containing audited financial statements of the listed company and its subsidiaries (which, for example may be on Form 10-K, 20-F, 40-F or N-CSR) within a reasonable period of time following the filing of the annual report with the SEC. A listed company may comply with this requirement either:

(a)	by mailing the report to the shareholders;

(b)	by satisfying the requirements for furnishing an annual report contained in Rule 14a-16 under the Act; or

(c)	by posting the annual report to shareholders on or through the listed company’s website, along with a prominent undertaking in the English language to provide shareholders, upon request, a hard copy of the listed company’s annual report free of charge. A listed company that chooses to satisfy this requirement pursuant to this paragraph (c) must, simultaneous with this posting, issue a press release stating that its annual report has been filed with the SEC (or other regulatory authority). This press release shall also state that: (i) the annual report is available on the listed company’s website and include the website address; and (ii) shareholders may receive a hard copy free of charge upon request. A listed company must provide such hard copies within a reasonable period of time following the request.

In addition, under Nasdaq Listing Rule 5250(d)(4)(A), each listed company that is not a limited partnership and is not subject to Rule 13a-13 under the Exchange Act and that is required to file with the SEC, or other regulatory authority, interim reports relating primarily to operations and financial position, shall make available to shareholders reports which reflect the information contained in those interim reports. Such reports shall be made available to shareholders either before or as soon as practicable following filing with the appropriate regulatory authority. If the form of the interim report provided to shareholders differs from that filed with the regulatory authority, the listed company shall file one copy of the report to shareholders with Nasdaq in addition to the report to the regulatory authority that is filed with Nasdaq pursuant to Rule 5250(c)(1).

The Company intends to comply with Nasdaq Listing Rules 5250(d)(1) and 5250(d)(4)(A) but the Company may not do so or on a consistent basis. Instead, the Company may determine to comply with British Columbia corporate and securities laws which do not require the distribution of annual or interim reports to shareholders but do require the Company to place before the annual general meeting the annual financial statements that the Company is required to file with the applicable securities commissions in Canada under the Securities Act (British Columbia) in relation to the most recently completed financial year, file annual and interim financial statements on SEDAR+ at www.sedarplus.ca, and send annually a request form to the registered holders and beneficial owners of its securities that can be used to request a paper copy of the Company’s audited annual financial statements and related management discussion and analysis, and a copy of the Company’s unaudited interim financial reports and related management discussion and analysis, in each case free of charge.

As a result, our shareholders will not have the same protection afforded to shareholders of U.S. domestic companies that are subject to these Nasdaq corporate governance requirements. Please refer to the relevant risk factors discussed in Item 1A “Risk Factors” above.

Rule 10b5-1 Trading Plans.

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

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

DAMON INC.

Date: February 13, 2025	By:	/s/ Dominique Kwong
Dominique Kwong
Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation, and Notice of Articles (latest updated)	Form 10-Q	001-42190	3.1	December 18, 2024
3.2	Articles	Form 8-K	001-42190	3.1	November 18, 2024
10.1	Amendment to Security Agreement, dated as of November 13, 2024, by and between the Company and Streeterville Capital, LLC	Form 8-K	001-42190	10.1	November 18, 2024
10.2*	Security Agreement, dated as of November 13, 2024, by and between the Company and Streeterville Capital, LLC	Form 8-K	001-42190	10.2	November 18, 2024
10.3	Intellectual Property Security Agreement, dated as of November 13, 2024, by and between the Company and Streeterville Capital, LLC	Form 8-K	001-42190	10.3	November 18, 2024
10.4	Intercreditor Agreement, dated as of November 13, 2024, by and among the Company, Damon Motors, Inc., Streeterville Capital, LLC and Braebeacon Holdings, Inc.	Form 8-K	001-42190	10.4	November 18, 2024
10.5*	Note Purchase Agreement, dated as of November 13, 2024, by and between the Company and East West Capital, LLC	Form 8-K	001-42190	10.5	November 18, 2024
10.6	Security Agreement, dated as of November 13, 2024, by and between the Company and East West Capital, LLC	Form 8-K	001-42190	10.6	November 18, 2024
10.7*	Security Agreement, dated as of November 13, 2024, by and between Damon Motors, Inc. and East West Capital, LLC	Form 8-K	001-42190	10.7	November 18, 2024
10.8	Intellectual Property Security Agreement, dated as of November 13, 2024, by and between Damon Motors, Inc. and East West Capital, LLC	Form 8-K	001-42190	10.8	November 18, 2024
10.9	Guaranty, dated as of November 13, 2024, by Damon Motors, Inc. in favor of East West Capital, LLC	Form 8-K	001-42190	10.9	November 18, 2024
10.10	Guaranty, dated as of November 13, 2024, by Damon Motors Corporation in favor of East West Capital, LLC	Form 8-K	001-42190	10.10	November 18, 2024
10.11*	Note Purchase Agreement, dated as of November 13, 2024, by and between the Company and Braebeacon Holdings, Inc.	Form 8-K	001-42190	10.11	November 18, 2024
10.12	Security Agreement, dated as of November 13, 2024, by and between the Company and Braebeacon Holdings Inc.	Form 8-K	001-42190	10.12	November 18, 2024
10.13*	Security Agreement, dated as of November 13, 2024, by and between Damon Motors, Inc. and Braebeacon Holdings Inc.	Form 8-K	001-42190	10.13	November 18, 2024
10.14	Intellectual Property Security Agreement, dated as of November 13, 2024, by and between Damon Motors, Inc. and Braebeacon Holdings Inc.	Form 8-K	001-42190	10.14	November 18, 2024
10.15	Guaranty, dated as of November 13, 2024, by Damon Motors, Inc. in favor of Braebeacon Holdings Inc.	Form 8-K	001-42190	10.15	November 18, 2024
10.16	Guaranty, dated as of November 13, 2024, by Damon Motors Corporation in favor of Braebeacon Holdings Inc.	Form 8-K	001-42190	10.16	November 18, 2024
10.17	Lockup Release Agreement, dated as of November 11, 2024, by and among House of Lithium, Damon Motors Inc. and the Company	Form 8-K	001-42190	10.17	November 18, 2024
10.18	Coattail Agreement, dated as of November 13, 2024, by and among the Company, Jay Giraud and Odyssey Trust Company	Form 8-K	001-42190	10.18	November 18, 2024
10.19	Founder Agreement, dated as of November 13, 2024, by and between the Company and Jay Giraud	Form 8-K	001-42190	10.19	November 18, 2024
10.20	Lockup Release Agreement, dated as of October 10, 2024, by and among Eadwacer Holdings, LLC, Damon Motors Inc. and the Company	Form 8-K	001-42190	10.20	November 18, 2024
10.21+	Interim Executive Employment Agreement, dated December 4, 2024, between Damon Motors Inc. and Dominique Kwong	Form 8-K	001-42190	10.1	December 10, 2024
10.22	Securities Purchase Agreement, dated December 20, 2024, between Damon Inc. and Streeterville Capital, LLC	Form 8-K	001-42190	10.1	December 23, 2024
10.23	Registration Rights Agreement, dated December 20, 2024, between Damon Inc. and Streeterville Capital, LLC	Form 8-K	001-42190	10.2	December 23, 2024

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

*	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the SEC.

+	Indicates management contract or compensatory plan or arrangement.

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.