Form 10-Q/A
period 2024-12-31
Damon Inc.
filed 2025-03-17
CIK 2000640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE REGARDING THIS AMENDMENT

Damon Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2025 (the “Original Filing”), to reflect a restatement of the Company’s unaudited condensed financial statements.

The restatement relates to an accounting error where the transaction cost incurred in connection with the Business Combination (defined below) was understated by $2,300,000 for the three and six months ended December 31, 2024. The understated cost relates to the omission of previously settled fees owed to a former financial advisor that became due upon closing of the transaction, as disclosed under Item 8.01 of the Company’s current report on Form 8-K filed on November 18, 2024. The accounting error has been corrected by restating each of the affected financial statement line items for the three and six months ended December 31, 2024. The restatement does not have an impact on the Company’s cash position or revenues for the three and six months ended December 31, 2024.

In light of the accounting error above, the audit committee of the Company’s board of directors, in consultation with the Company’s management and its independent auditor, concluded that the Company’s unaudited condensed financial statements as of and for the three and six months ended December 31, 2024 included in the Original Filing should no longer be relied upon and that it is appropriate to restate the Company’s unaudited condensed financial statements for such period (collectively, the “Restatement”).

We are filing this Amendment to amend and restate the Original Filing with modifications as necessary to reflect the Restatement. Part I, Item 1. Financial Statements and Supplementary Data, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures have been amended to reflect the Restatement.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Amendment in connection with this Amendment, and the Company has provided its revised audited financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. This Amendment does not otherwise update any exhibits as originally filed or previously amended.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

DAMON INC.

TABLE OF CONTENTS

		Page No.
Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report		ii

PART I - FINANCIAL INFORMATION		F-1

Item 1.	Financial Statements	F-1

	Condensed Consolidated Balance Sheets as of December 31, 2024 (Restated) and June 30, 2024	F-2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2024 and 2023 (Restated)	F-3

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and six months ended December 31, 2024 and 2023 (Restated)	F-4

	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and 2023 (Restated)	F-5

	Notes to Unaudited Condensed Consolidated Financial Statements	F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II - OTHER INFORMATION		11

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	18

Signatures		19

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This amended Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based on our management’s current expectations, assumptions or forecasts of future events based on information currently available to our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

DAMON INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024 (unaudited) (restated)	June 30, 2024
ASSETS

Current assets
Cash	$788,561	$395,580
Accounts receivable, net of allowance	93,043	-
Other current assets	309,162	90,921
Current assets	1,190,766	486,501
Non-current assets
Premises lease deposits	123,604	126,431
Property and equipment, net	336,447	449,255
Operating lease right-of-use assets, net	427,910	689,165
Customer list, net	80,000	-
Goodwill	14,045,955	-
Non-current assets	15,013,916	1,264,851
Total assets	$16,204,682	$1,751,352

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$9,984,195	$5,924,121
Customer deposits	452,432	482,575
Deferred revenue	164,915	-
Current portion of operating lease liabilities	260,074	443,519
Current portion of finance lease liabilities	6,960	7,141
Short-term debt	797,368	1,099,489
Pre-paid security purchase	1,816,558	-
Convertible notes	-	40,630,756
Financial liability convertible to equity	-	3,200,000
Current liabilities	13,482,502	51,787,601
Non-current liabilities
Non-current portion of operating lease liabilities	106,155	235,492
Non-current portion of finance lease liabilities	165,226	177,403
Long-term debt	5,725,101	-
Non-current liabilities	5,996,482	412,895
Total liabilities	19,478,984	52,200,496
Commitment and contingencies (Note 18)
STOCKHOLDERS’ DEFICIT

Common shares without par value, unlimited shares authorized, 21,516,305 shares issued and outstanding as of December 31, 2024 (June 30, 2024 – 2,594,850)	96,983,665	1,938,751
Preferred shares without par value, unlimited shares authorized, nil shares issued and outstanding as of December 31, 2024 (June 30, 2024 – 3,528,408)	-	71,590,087
Additional paid in capital	17,539,635	16,629,612
Accumulated other comprehensive income	1,059	-
Accumulated deficit	(117,798,661)	(140,607,594)
Total stockholders’ deficit	(3,274,302)	(50,449,144)
Total liabilities and stockholders’ deficit	$16,204,682	$1,751,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2024 (restated)	2023	2024 (restated)	2023

Revenue	$49,523	$-	$49,523	$-
Cost of revenue	21,332	-	21,332	-
Gross profit	28,191	-	28,191	-

Expenses
Research and development, net	997,333	17,344	1,054,554	1,954,571
General and administrative	2,182,333	1,814,139	2,972,360	3,364,652
Sales and marketing	178,379	196,660	352,545	572,972
Transaction costs	4,668,895	-	5,417,436	-
Depreciation	47,564	74,714	114,812	154,852
Foreign currency transaction (gain)/loss	(297,317)	120,216	(234,579)	(39,240)
	7,777,187	2,223,073	9,677,128	6,007,807
Other income / (expenses)
Changes in fair value of financial liabilities	38,990,961	(3,911,781)	34,333,573	(4,739,085)
Finance expense	(1,020,862)	(996,006)	(1,875,708)	(1,761,159)
	37,970,099	(4,907,787)	32,457,865	(6,500,244)

Income (loss) before taxes	30,221,103	(7,130,860)	22,808,928	(12,508,051)
Current income tax recovery	5	-	5	-
Net income (loss)	$30,221,108	$(7,130,860)	$22,808,933	$(12,508,051)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$30,221,108	$(7,130,860)	$22,808,933	$(12,508,051)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,059	-	1,059	-
Comprehensive income (loss)	$30,222,167	$(7,130,860)	$22,809,992	$(12,508,051)

Earning (loss) per share
Basic	$2.37	$(2.76)	$2.92	$(4.93)
Diluted	$2.33	$(2.76)	$2.84	$(4.93)
Weighted average number of shares outstanding
Basic	12,726,152	2,580,041	7,811,776	2,537,638
Diluted	12,952,520	2,580,041	8,038,144	2,537,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED)

	Common shares[1]		Preferred shares[1]		Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Stockholders’ deficit

As of June 30, 2024	2,594,850	$1,938,751	3,528,408	$71,590,087	$16,629,612	$-	$(140,607,594)	$(50,449,144)
Conversion of Simple Agreements for Future Equity (SAFEs) at maturity	302,550	3,200,000	-	-	-	-	-	3,200,000
Stock-based compensation	-	-	-	-	16,295	-	-	16,295
Common share purchase warrants issued in connection with convertible promissory notes	-	-	-	-	287,387	-	-	287,387
Net loss	-	-	-	-	-	-	(7,412,175)	(7,412,175)
As of September 30, 2024	2,897,400	$5,138,751	3,528,408	$71,590,087	$16,933,294	$-	$(148,019,769)	$(54,357,637)
Common share purchase warrants issued in connection with convertible promissory notes	-	-	-	-	587,740	-	-	587,740
Conversion of preferred shares	9,760,738	71,590,087	(3,528,408)	$(71,590,087)	-	-	-	-
Issuance of common shares, net of issuance costs	769,527	761,206	-	-	-	-	-	761,206
Conversion of convertible notes	3,473,256	8,370,546	-	-	-	-	-	8,370,546
Issuance of shares for Business Combination	4,615,384	11,123,075	-	-	-	-	-	11,123,075
Stock-based compensation	-	-	-	-	18,601	-	-	18,601
Net income	-	-	-	-	-	-	30,221,108	30,221,108
Foreign currency translation	-	-	-	-	-	1,059	-	1,059
As of December 31, 2024 (Restated)	21,516,305	$96,983,665	-	$-	$17,539,635	$1,059	$(117,798,661)	$(3,274,302)

As of June 30, 2023	2,490,606	$1,285,788	3,528,408	$71,590,087	$9,294,030	$-	$(106,639,346)	$(24,469,441)
Issuance of common shares, net of issuance costs	20,081	260,999	-	-	-	-	-	260,999
Stock-based compensation	-	-	-	-	204,159	-	-	204,159
Stock options exercised	27,567	149,166	-	-	(129,642)	-	-	19,524
Net loss	-	-	-	-	-	-	(5,377,191)	(5,377,191)
As of September 30, 2023	2,538,254	$1,695,953	3,528,408	$71,590,087	$9,368,547	$-	$(112,016,537)	$(29,361,950)
Stock-based compensation	-	-	-	-	153,900	-	-	153,900
Stock options exercised	46,240	178,167	-	-	(143,830)	-	-	34,337
Net loss	-	-	-	-	-	-	(7,130,860)	(7,130,860)
As of December 31, 2023	2,584,494	$1,874,120	3,528,408	$71,590,087	$9,378,617	$-	$(119,147,397)	$(36,304,573)

[1]	The number of shares of preferred shares and common shares issued prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the Business Combination transaction. See Note 4 – Business Combination for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31, 2024 (Restated)	Six months ended December 31, 2023

Operating activities
Net income (loss):	$22,808,933	$(12,508,051)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	114,812	154,852
Stock-based compensation	34,896	358,059
Non-cash interest	1,700,531	312,193
Non-cash transaction cost	3,647,526	-
Changes in fair value of financial liabilities	(34,333,573)	4,739,085
Foreign exchange gain	(18,221)	(48,875)

Changes in operating assets and liabilities:
Other current assets and premises lease deposits	(136,895)	56,074
Receivables	(35,950)	-
Accounts payable and accrued liabilities	(360,102)	(1,956,539)
Deferred revenue	4,406	-
Operating lease	(32,704)	26,538
Customer deposits	(30,143)	12,024
Cash used in operating activities	(6,636,484)	(8,854,640)

Investing activities
Net cash acquired from business combination	77,270	-
Cash provided by investing activities	77,270	-

Financing activities
Payments on finance leases	(3,476)	(6,180)
Proceeds from senior secured promissory notes	596,000	-
Proceeds from promissory notes	929,299	-
Repayment of SR&ED loan	(727,014)	(916,539)
Proceeds from pre-paid purchase, net	2,000,000	-
Proceeds from convertible notes	1,105,000	9,575,000
Proceeds from long-term debt	3,150,000	-
Repayment of long-term debt	(86,957)	-
Proceeds from exercise of stock options	-	53,861
Cash provided by financing activities	6,962,852	8,706,142

Net change in cash during the period	403,638	(148,498)
Effect of exchange rates on cash holdings in foreign currencies	(10,657)	-
Cash at beginning of period	395,580	2,069,056
Cash at end of period	$788,561	$1,920,558

	Six months ended December 31, 2024 (Restated)	Six months ended December 31, 2023

Supplemental disclosure of cash flow information:
Interest on finance lease paid	$4,380	$4,884
Interest paid on debt	75,260	782,624
Supplemental disclosure of non-cash investing and financing activity:
SAFEs converted to preferred shares	3,200,000	-
Convertible notes converted to common shares	8,370,546	-
Common shares issued for services	572,526	-
Convertible notes issued for services	750,000	-
Common shares issued for pre-paid security agreement	188,679	-
Common shares issued for Business Combination	11,123,075	-
Common shares issued for settlement of amount owing for severance payment	$-	$260,999

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

In accordance with ASC 805- Business Combinations (“ASC 805”), the Business Combination between Damon (formerly Grafiti) and Damon Motors was accounted for as a reverse acquisition for financial reporting purposes, with Damon (formerly Grafiti) as the legal acquirer and Damon Motors treated as the accounting acquirer. Damon (formerly Grafiti) remains the continuing registrant and reporting company. Accordingly, the historical financial and operating data of the Company, which covers periods prior to the closing date of the Business Combination, reflects the assets, liabilities, and results of operations for Damon Motors and does not reflect the assets, liabilities and results of operations of Damon (formerly Grafiti) for the periods prior to November 12, 2024 (Note 4 – Business Combinations).

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

The Company has utilized $6,636,484 of cash in operations for the six months ended December 31, 2024 and has accumulated a deficit as of December 31, 2024 of $117,798,661 and expects to incur future additional losses. These conditions indicate material uncertainties that cast substantial doubt upon the Company’s ability to continue as a going concern within one year after financial statement issuance date.

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

3. Restatement of previously issued unaudited condensed financial statements

Subsequent to the initial issuance of the Company’s three and six months ended December 31, 2024 financial statements on February 14, 2025, included in the Company’s Quarterly Report on Form 10-Q, management noted an accounting error where the transaction cost incurred in connection with the Business Combination was understated by $2,300,000 for the three and six months ended December 31, 2024. The understated cost relates to the omission of previously settled fees owed to a former financial advisor that became due upon closing of the transaction. Management concluded that the previously issued unaudited condensed financial statements for the three and six months ended December 31, 2024 should be restated to correct the following error:

	December 31, 2024
Condensed consolidated balance sheet	As previously reported	Adjustments	As restated

Accounts payable and accrued liabilities	$7,684,195	$2,300,000	$9,984,195
Current liabilities	11,182,502	2,300,000	13,482,502
Total liabilities	17,178,984	2,300,000	19,478,984
Accumulated deficit	(115,498,661)	(2,300,000)	(117,798,661)
Total stockholders’ deficit	$(974,302)	$(2,300,000)	$(3,274,302)

	Three months ended December 31, 2024
Condensed consolidated statements of operations and comprehensive income (loss)	As previously reported	Adjustments	As restated

Transaction costs	$2,368,895	$2,300,000	$4,668,895
Operating expenses	5,477,187	2,300,000	7,777,187
Income (loss) before taxes	32,521,103	(2,300,000)	30,221,103
Net income (loss)	32,521,108	(2,300,000)	30,221,108
Comprehensive income (loss)	$32,522,167	$(2,300,000)	$30,222,167

As a result of the restatement adjustments, basic earnings per share for the three months ended December 31, 2024 decreased $0.19, from $2.56 per share to $2.37 per share, and diluted earnings per share decreased $0.18, from $2.51 per share to $2.33 per share.

	Six months ended December 31, 2024
Condensed consolidated statements of operations and comprehensive income (loss)	As previously reported	Adjustments	As restated

Transaction costs	$3,117,436	$2,300,000	$5,417,436
Operating expenses	7,377,128	2,300,000	9,677,128
Income (loss) before taxes	25,108,928	(2,300,000)	22,808,928
Net income (loss)	25,108,933	(2,300,000)	22,808,933
Comprehensive income (loss)	$25,109,992	$(2,300,000)	$22,809,992

As a result of the restatement adjustments, basic earnings per share for the six months ended December 31, 2024 decreased $0.27, from $3.19 per share to $2.92 per share, and diluted earnings per share decreased $0.28, from $3.12 per share to $2.84 per share.

	Six months ended December 31, 2024
Condensed consolidated statements of cash flows	As previously reported	Adjustments	As restated

Operating activities
Net income (loss)	$25,108,933	$(2,300,000)	$22,808,933
Non-cash transaction cost	1,347,526	2,300,000	3,647,526
Cash used in operating activities	$(6,636,484)	$-	$(6,636,484)

	December 31, 2024
Condensed consolidated statements of changes in stockholders’ deficit	As previously reported	Adjustments	As restated

Net income	$32,521,108	$(2,300,000)	$30,221,108
Accumulated deficit	(115,498,661)	(2,300,000)	(117,798,661)
Total stockholders’ deficit	$(974,302)	$(2,300,000)	$(3,274,302)

4. Business combination

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

The following tables summarize the consideration paid for the acquisitions and the preliminary amount of identified assets acquired and liabilities assumed as of the acquisition date:

Fair Value
Equity consideration	$11,123,075
Settlement of preexisting relationship (Note 7)	1,184,115
Net consideration	9,938,960
Assets acquired:
Cash and cash equivalents	77,270
Accounts receivable	57,093
Prepaid expenses and other current assets	78,265
Property and equipment	2,311
Customer list	80,000
Goodwill	14,045,955
Total assets acquired	14,340,894
Liabilities assumed:
Accounts payable and accrued liabilities	2,203,441
Deferred revenue	160,509
Fair value of debt assumed	2,037,984
Total liabilities assumed	4,401,934

Estimated fair value of net assets acquired	$9,938,960

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

	Three months ended December 31, 2024	Three months ended December 31, 2023	Six months ended December 31, 2024	Six months ended December 31, 2023
	unaudited	unaudited	unaudited	unaudited
Revenue	$91,692	$91,567	$193,661	$189,475
Net income (loss)	$31,236,703	$7,160,057	$22,259,988	$12,540,940

5. Accounts payable and accrued liabilities

	December 31, 2024 (restated)	June 30, 2024
Trade payable	$5,613,190	$3,172,403
Due to related parties	56,708	404,426
Payroll liabilities	898,615	1,408,358
Accrued liabilities and other payables	1,115,682	938,934
Accrued settled fee for Business Combination	2,300,000	-
	$9,984,195	$5,924,121

As at December 31, 2024, $418,562 (June 30, 2024 - $220,526) was related to severance and included in payroll liabilities.

Included in accrued liabilities and other payables is an amount owing for the surrender and settlement of the Damon Motors lease of a Surrey, British Columbia manufacturing facility of $225,947 as of December 31, 2024 (June 30, 2024 - $237,452). Also see Note 18.

6.	Leases

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

December 31, 2024

Weighted-average remaining lease term (in years)
Operating leases	1.3
Finance expense	1.47

Weighted-average discount rate:
Operating leases	12%
Finance expense	4.89%

As of December 31, 2024, the maturities of our operating lease liabilities (excluding short-term leases) are as follows:

	Operating leases	Finance leases
2025	285,658	15,164
2026	108,278	168,542
Total minimum lease payments	393,936	183,706
Less: interest	27,707	11,520
Present value of lease obligations	366,229	172,186
Less: Current portion	260,074	6,960
Long-term portion of lease obligations	106,155	165,226

7.	Short-term debt

Short-term debt as of December 31, 2024 consisted of the following:

Short-term debt:	December 31, 2024	June 30, 2024
Promissory note	$797,368	$548,886
Senior secured promissory note	-	550,603
Total short-term debt	$797,368	$1,099,489

Promissory note

(a)	WSGR promissory note

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

8.	Pre-paid security purchase

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

For the initial pre-paid purchase, which closed on December 20, 2024, Streeterville paid $2,000,000, creating an initial principal balance of $2,140,000. Also, $100,000 from the initial pre-paid purchase funding, and 15% of the funding from subsequent pre-paid purchases, shall be used to repay the indebtedness under the secured promissory note issued to Streeterville in June 2024 with an original principal amount of $6,470,000 (Note 10). As of December 31, 2024, pre-paid purchases amounted to $1,816,558, including principal balance of $2,140,000, interest payable of $5,237, net off $140,000 initial discount and $188,679 issuance cost for the 343,053 common shares issued.

9.	Convertible notes

Balance, July 1, 2023	$14,727,183
Funds advanced	11,549,945
Convertible note issued for settlement of debt	1,308,441
Warrant bifurcated classified as liability	(1,086,240)
Warrant bifurcated classified as equity	(674,034)
Interest accrued, net of capitalized interest paid	1,793,574
Changes in fair value of financial liabilities	13,011,887
Balance, June 30, 2024	40,630,756
Funds advanced	1,105,000
Convertible note issued for services	750,000
Warrant bifurcated classified as equity	(875,127)
Interest accrued	1,093,490
Changes in fair value of financial liabilities	(34,333,573)
Convertible notes converted to common shares	(8,370,546)
Balance, December 31, 2024	$-

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

10.	Long-Term Debt

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

Interest expense on long-term debt for the three and six months ended December 31, 2024 totaled $553,854 (three and six months ended December 31, 2023 - $nil), which was not paid and included in the long-term debt balance in the consolidated balance sheet as of December 31, 2024.

11.	Financial liability convertible to equity

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

The model used for the valuation of convertible promissory notes, share purchase warrants and SAFEs used certain assumptions as of June 30, 2024, including volatility, risk free rates and management’s best estimate of the expected time for the occurrence of a conversion event as described in Note 9 above.

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

12.	Share capital and other components of equity

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

On July 1, 2024, the Company issued 302,552 common shares in connection with the conversion of SAFE with an estimated fair value of $3,200,000 (Note 12).

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

During the six months ended December 31, 2024, the Company issued 343,053 common shares in connection with the Securities Purchase Agreement entered with Streeterville. Also see Note 8.

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

During the six months ended December 31, 2024, in connection with the issuance of convertible promissory notes to arms-length parties (Note 9), the Company issued 203,986 common share purchase warrants to the noteholders. At inception, these warrants were assessed to meet the equity classification requirements and fair value of the warrants of $875,127 was recorded as a component of additional paid-in capital.

Warrants of the Company classified as equity are composed of the following as at December 31, 2024:

Date of issuance	Number of warrants outstanding	Number of warrants exercisable	Exercise price	Expiry date
June 16, 2023	332,915	332,915	7.81	June 15, 2028
August 10, 2023	136,494	136,494	7.81	August 9, 2028
September 13, 2023	135,828	135,828	7.81	September 12, 2028
September 26, 2023	360,211	360,211	7.81	September 25, 2028
September 30, 2023	25,609	25,609	7.81	September 29, 2028
October 26, 2023	569,280	569,280	7.81	October 25, 2028
December 15, 2023	46,608	46,608	7.81	December 14, 2028
April 5, 2024	40,606	40,606	7.81	April 4, 2029
April 26, 2024	19,975	19,975	7.81	April 25, 2029
March 12, 2024	99,261	99,261	7.81	March 11, 2029
March 26, 2024	11,318	11,318	7.81	March 25, 2029
April 15, 2024	192,065	192,065	7.81	April 14, 2029
May 1, 2024	9,761	9,761	7.81	April 30, 2029
May 29, 2024	2,561	2,561	7.81	May 28, 2029
July 20, 2024	32,011	32,011	7.81	July 19, 2029
July 22, 2024	12,804	12,804	7.81	July 21, 2029
July 30, 2024	2,561	2,561	7.81	July 29, 2029
August 30, 2024	23,688	23,688	7.81	August 29, 2029
October 8, 2024	64,022	64,022	7.81	October 7, 2029
October 18, 2024	6,402	6,402	7.81	October 17, 2029
November 12, 2024	62,498	62,498	7.81	November 11, 2029
	2,186,478	2,186,478

13.	Related party transactions

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

As at December 31, 2024, $56,708 (December 31, 2023 - $404,426) was due for remuneration payable to key management and a director.

14.	Income taxes

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

15.	Segment reporting

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

The following table is our long-lived assets information by geography as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

Canada	$514,608	$676,886
United States	247,856	461,534
United Kingdom	81,893
	$844,357	$1,138,420

	Three month ended December 31, 2024		Six month ended December 31, 2024
	Electric personal mobility products	Scientific software products and services	Electric personal mobility products	Scientific software products and services
Revenue	$-	$49,523	$-	$49,523
Gross profit	-	28,191	-	28,191
Depreciation and amortization	(47,453)	(111)	(114,701)	(111)
Operating expenses	(7,669,000)	(60,623)	(9,501,693)	(60,623)
Other items	37,970,099	-	32,457,865	-
Current income tax recovery	-	5	-	5
Net (loss)/income	30,253,646	(32,538)	22,841,471	(32,538)
FX translation	-	1,059	-	1,059
Comprehensive (loss)/income	$30,253,646	$(31,479)	$22,841,471	$(31,479)

	December 31, 2024		June 30, 2024
	Electric personal mobility products	Scientific software products and services	Electric personal mobility products	Scientific software products and services
Plant and equipment, net	$334,554	$1,893	$449,255	$-
Operating lease right-of-use assets	427,910	-	689,165	-
Customer list	-	80,000	-	-
Goodwill	-	14,045,955	-	-
Other non-current assets	123,355	249	612,932	-
Total assets	$1,882,882	$14,321,800	$1,751,352	$-

16.	Fair value

As of December 31, 2024, $nil financial liabilities were measured at fair value.

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes	$-	$-	$40,630,756	$40,630,756
Financial liability convertible to equity	-	-	3,200,000	3,200,000
	$-	$-	$43,830,756	$43,830,756

As of June 30, 2024, the convertible notes and SAFEs that were measured at fair value on a recurring basis were categorized as Level 3. For assets and liabilities recognized at fair value on a recurring basis, the Company reassesses categorization to determine whether changes have occurred between the hierarchy levels at the end of each reporting period. The fair value of these Level 3 financial liabilities is determined using pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value requires significant management judgment or estimation (see Note 9).

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

Also see Note 9 and Note 11.

17.	Basic and diluted earning or loss per share (restated)

The calculation of basic and diluted earning or loss per share for three and six months ended December 31, 2024 was based on the net income attributable to common shareholders of $30,221,108 and $22,808,933, respectively (December 31, 2023 – net loss of $7,130,860 and $12,508,051 for the three and six months, respectively) and the weighted average number of common shares outstanding of 12,726,152 and 7,811,776, respectively for the three and six months ended December 31, 2024 (December 31, 2023 –2,580,041 and 2,537,638 for the three and six months, respectively).

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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net earning per share because their effect was anti-dilutive:

	December 31, 2024	June 30, 2024
Stock options	1,252,891	1,948,260
Warrants	2,186,478	1,191,280
Preferred shares	-	7,392,418
SAFE	-	268,835
Convertible notes	-	3,221,447
	3,439,369	14,022,240

18.	Commitments and contingencies

A summary of undiscounted liabilities and future operating commitments as at December 31, 2024:

	Total	Within 1 year	2 - 5 years	Greater than 5 years

Purchase obligations	$1,515,427	$1,422,933	$92,494	$-
Investment obligation (1)	1,000,000	1,000,000	-	-
Total financial liabilities and commitments	$2,515,427	$2,422,933	$92,494	$-

(1)	The Company entered into a strategic partnership arrangement with a third-party. As part of the agreement, the Company agree to invest an aggregate amount of $1,000,000 in the third-party upon a future financing and negotiation of terms that are agreed to by both parties during the term of the agreement. As at the date of these financial statements no such arrangement has been made.

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

19.	Subsequent events

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

On January 28, 2025, Streeterville made the second pre-paid security purchase in the amount of $600,000, creating an additional balance of $642,000. On February 7, 2025, Streeterville made the third pre-paid security purchase in the amount of $1,200,000, creating an additional balance of $1,285,000. $90,000 from the second pre-paid security purchase funding and $180,000 from the third pre-paid security purchase funding were used to repay the indebtedness under the secured promissory note issued to Streeterville in June 2024 with an original principal amount of $6,470,000. Also see Note 8.

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

Following the resignation of Jay Giraud from all officer and director positions with the Company as of December 4, 2024, all the multiple voting shares held by Mr. Giraud and his wholly-owned company were converted automatically into common shares on a one-for-one basis. After giving effect to the conversion and as of the date of this filing, the Company has 22,030,884 common shares outstanding, with no multiple voting shares remaining outstanding.

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

Restatement of previously issued unaudited condensed financial statements

Subsequent to the initial issuance of the Company’s three and six months ended December 31, 2024 financial statements on February 14, 2025, included in the Company’s Quarterly Report on Form 10-Q, management noted an accounting error where the transaction cost incurred in connection with the Business Combination was understated by $2,300,000 for the three and six months ended December 31, 2024. The understated cost relates to the omission of previously settled fees owed to a former financial advisor that became due upon closing of the transaction. Refer to note 3 of the financial statements for further information related to the restatement.

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

Results of Operations

The following financial information is for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	December 31, 2024 (restated)	December 31, 2023	December 31, 2024 (restated)	December 31, 2023
Revenue	$49,523	$-	$49,523	$-
Cost of revenue	21,332	-	21,332	-
Gross profit	28,191	-	28,191	-

Operating expenses:
Research and development, net	997,333	17,344	1,054,554	1,954,571
General and administrative	2,182,333	1,814,139	2,972,360	3,364,652
Sales and marketing	178,379	196,660	352,545	572,972
Transaction costs	4,668,895	-	5,417,436	-
Depreciation	47,564	74,714	114,812	154,852
Foreign currency transaction loss/(gain)	(297,317)	120,216	(234,579)	(39,240)
Total operating expenses	7,777,187	2,223,073	9,677,128	6,007,807

Operating loss	(7,748,996)	(2,223,073)	(9,648,937)	(6,007,807)

Other non-operating income / (loss)	37,970,099	(4,907,787)	32,457,865	(6,500,244)
Current income tax recovery	5	-	5	-
Net income (loss)	$30,221,108	$(7,130,860)	$22,808,933	$(12,508,051)

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

For the six months ended December 31, 2024, other non-operating income were $32,457,865, compared to other non-operating loss of $6,500,244 for the three months ended December 31, 2023. The increase of other non-operating income of $38,958,109 was primarily due to the following:

●	change in fair value of financial liabilities increased by approximately $39,073,000; partially offset by

●	finance expense increased by approximately $115,000.

Net Income (Loss)

During the three months ended December 31, 2024, the Company incurred a net income of $30,221,108, compared to a net loss of $7,130,860 for the three months ended December 31, 2023. During the six months ended December 31, 2024, the Company incurred a net income of $22,808,933, compared to a net loss of $12,508,051 for the six months ended December 31, 2023. The increase in net income is mainly due to the changes in fair value of financial liabilities of $38,990,961 and $34,333,573 recognized for three and six months ended December 31, 2024, respectively. Upon the completion of Business Combination, the convertible notes were mandatorily converted into 16,496,750 Damon Motor’s common shares. Upon conversion, the carrying value of the convertible debt approximates fair value of the shares issued.

Liquidity and Capital Resources

As of December 31, 2024, the Company had cash of $788,561, and working capital deficiency of approximately $12.3 million. Damon’s accumulated deficit and expected future losses cast substantial doubt upon Damon’s ability to continue as a going concern. Furthermore, Damon had negative cash flows from operating activities of approximately $6.6 million for the six months ended December 31, 2024. These operating losses and negative cash flows were mainly the result of on-going operating costs, transaction costs incurred due to the business combination and the public listing exercise and financing cost to sustain its operation. Based on the foregoing and its growth strategy, Damon expects to continue to make significant expenditures to expand Damon’s business and develop manufacturing operations in the future. As a result, Damon may continue to incur operating losses and have negative cash flows in the short term, as it continues to execute on its growth strategy and develop manufacturing capability to produce the motorcycles to meet delivery of the motorcycles in our order book.

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

We determined material weaknesses in our internal control over financial reporting relating to ineffective controls over period end financial disclosure and reporting processes, including ineffective monitoring activities to assess the operation of internal controls over financial reporting and lack of sufficient controls designed and implemented for financial information processing and reporting and lacked personnel with requisite skills for financial reporting under U.S. GAAP.

After re-evaluation, management has concluded that the control issues that resulted in the misstatement outlined in the restatement footnote is due to the material weaknesses in internal control over financial reporting reported above.

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

We have a history of operating losses and have accumulated a deficit of $117,798,661 as of December 31, 2024, and expect to incur additional future losses. The ability of our company to continue as a going concern is dependent upon our attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise sufficient financing.

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

DAMON INC.

Date: March 14, 2025	By:	/s/ Dominique Kwong
Dominique Kwong
Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bal Bhullar
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