Form 10-Q
period 2025-03-31
Damon Inc.
filed 2025-05-19
CIK 2000640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-42190

DAMON INC.

(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4601 Canada Way

Suite #402

Burnaby, BC V5G 4X3

(Address of principal executive offices)

(Zip Code)

(236) 326-3619

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

As of May 19, 2025, there were 2,450,477,042 common shares, no par value, issued and outstanding.

DAMON INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based on our management’s current expectations, assumptions or forecasts of future events based on information currently available to our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;

●	our ability to implement our growth strategy and achieve profitability;

●	our limited operating history with recent acquisitions;

●	our ability to obtain adequate financing in the future as needed;

●	our ability to continue as a going concern;

●	our status as a foreign private issuer;

●	impact of our expected delisting from The Nasdaq Stock Market LLC (“Nasdaq”), and our ability to trade on an over-the-counter market maintained by OTC Markets Group Inc. (“OTC Markets”);

●	customer demand for or acceptance of the products and services we develop or supply;

●	the impact of competitive or alternative products, technologies and pricing;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	our ability to manufacture or distribute any products we develop or supply, and to secure and maintain strategic supply and manufacturing arrangements;

●	our ability to protect our intellectual property;

●	impact of any changes in existing or future regulatory and tax regimes applying to our business;

●	our ability to successfully consummate strategic transactions and integrate companies or technologies we acquire;

●	our ability to attract and retain management and other employees who possess specialized knowledge and technical skills;

●	our ability to develop and maintain effective internal controls;

●	general economic conditions and events and the impact they may have on us and our customers, including, but not limited to escalating tariff and non-tariff trade measures imposed by the United States and other countries, increases in inflation rates and rates of interest, supply chain challenges, increased costs for materials and labor, cybersecurity threats, volatility in the financial and stock markets, and geopolitical conflicts such as those in Russia/Ukraine and Israel/Hamas;

●	the outcome of any known and unknown litigation and regulatory proceedings;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

Although the Company has voluntarily chosen to file periodic reports and current reports, as well as registration statements, on U.S. domestic issuer forms, the Company maintains its status as a foreign private issuer. Accordingly, as a foreign private issuer, the Company remains exempt from the U.S. federal proxy rules pursuant to Section 14 of the Exchange Act and Regulations 14A and 14C thereunder, Regulation FD, and its officers, directors, and principal shareholders are not subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. Additionally, the Company elects to follow certain home country corporate governance practices instead of those otherwise required under the listing rules of Nasdaq, as further discussed under Part II, Item 5 of our quarterly report on Form 10-Q for the quarterly period ended December 31, 2024 filed on February 14, 2025, as amended on March 17, 2025, and under the heading “Risk Factors” in Part II, Item 1A in such quarterly report.

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

The results for the period ended March 31, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended June 30, 2024 and 2023, which were included in the information statement filed as Exhibit 99.1 to our amended registration statement on Form 10-12B filed with the SEC on September 26, 2024 (the “Form 10”).

  DAMON INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (unaudited)	June 30, 2024
ASSETS

Current assets
Cash	$7,555,820	$395,580
Accounts receivable, net of allowance	39,132	-
Other current assets	305,303	90,921
Current assets	7,900,255	486,501
Non-current assets
Premises lease deposits	133,516	126,431
Property and equipment, net	281,419	449,255
Operating lease right-of-use assets, net	348,735	689,165
Goodwill and customer list	-	-
Non-current assets	763,670	1,264,851
Total assets	$8,663,925	$1,751,352

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$6,882,472	$5,924,121
Customer deposits	451,165	482,575
Deferred revenue	163,117	-
Current portion of operating lease liabilities	240,619	443,519
Current portion of finance lease liabilities	7,046	7,141
Short-term debt	576,024	1,099,489
Pre-paid security purchase	2,896,663	-
Convertible promissory note	4,135,281	-
Warrant liabilities	13,612,366	-
Convertible notes	-	40,630,756
Financial liability convertible to equity	-	3,200,000
Current liabilities	28,964,753	51,787,601
Non-current liabilities
Non-current portion of operating lease liabilities	43,117	235,492
Non-current portion of finance lease liabilities	163,512	177,403
Non-current liabilities	206,629	412,895
Total liabilities	29,171,382	52,200,496
Commitment and contingencies (Note 18)

MEZZANINE EQUITY
Warrants issued to underwriters (Note 11)	784,000	-

STOCKHOLDERS’ DEFICIT
Common shares without par value, unlimited shares authorized, 503,766,493 shares issued and outstanding as of March 31, 2025 (June 30, 2024 – 2,594,850)	104,117,416	1,938,751
Preferred shares without par value, unlimited shares authorized, nil shares issued and outstanding as of March 31, 2025 (June 30, 2024 – 3,528,408)	-	71,590,087
Additional paid in capital	17,555,474	16,629,612
Accumulated other comprehensive loss	(2,248)	-
Accumulated deficit	(142,962,099)	(140,607,594)
Total stockholders’ deficit	(21,291,457)	(50,449,144)
Total liabilities, mezzanine equity and stockholders’ deficit	$8,663,925	$1,751,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024

Revenue	$81,411	$-	$130,934	$-
Cost of revenue	40,161	-	61,493	-
Gross profit	41,250	-	69,441	-

Expenses
Research and development, net	959,672	1,805,747	2,014,226	3,760,318
General and administrative	3,702,113	1,531,065	6,674,473	4,895,715
Sales and marketing	185,776	201,509	538,321	774,481
Transaction costs	203,000	-	5,620,436	-
Depreciation	61,090	74,791	175,902	229,643
Impairment	14,119,955	-	14,119,955	-
Foreign currency transaction (gain)/loss	115,476	(137,337)	(119,103)	(176,575)
	19,347,082	3,475,775	29,024,210	9,483,582

Loss from operations	(19,305,832)	(3,475,775)	(28,954,769)	(9,483,582)

Other income / (expenses)
Changes in fair value of financial liabilities	-	(8,200,745)	34,333,573	(12,939,830)
Loss on debt settlement	-	(720,320)	-	(720,320)
Finance expense	(5,857,606)	(700,093)	(7,733,314)	(2,461,252)
	(5,857,606)	(9,621,158)	26,600,259	(16,121,402)

Loss before taxes	(25,163,438)	(13,096,933)	(2,354,510)	(25,604,984)
Current income tax recovery	-	-	5	-
Net loss	$(25,163,438)	$(13,096,933)	$(2,354,505)	$(25,604,984)

COMPREHENSIVE LOSS
Net loss	$(25,163,438)	$(13,096,933)	$(2,354,505)	$(25,604,984)
Other comprehensive loss
Foreign currency translation adjustments	(3,307)	-	(2,248)	-
Comprehensive loss	$(25,166,745)	$(13,096,933)	$(2,356,753)	$(25,604,984)

Loss per share – basic and diluted	$(0.50)	$(1.06)	$(0.11)	$(2.11)
Weighted average number of shares outstanding – basic and diluted	50,566,406	12,303,733	21,855,268	12,135,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	Mezzanine equity
	Number of warrants	Amount	Common shares[1]		Preferred shares[1]		Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Stockholders’ deficit

As of June 30, 2024	-	$-	2,594,850	$1,938,751	3,528,408	$71,590,087	$16,629,612	$-	$(140,607,594)	$(50,449,144)
Conversion of Simple Agreements for Future Equity (SAFEs) at maturity	-	-	302,550	3,200,000	-	-	-	-	-	3,200,000
Stock-based compensation	-	-	-	-	-	-	16,295	-	-	16,295
Common share purchase warrants issued in connection with convertible promissory notes	-	-	-	-	-	-	287,387	-	-	287,387
Net loss	-	-	-	-	-	-	-	-	(7,412,175)	(7,412,175)
As of September 30, 2024	-	$-	2,897,400	$5,138,751	3,528,408	$71,590,087	$16,933,294	$-	$(148,019,769)	$(54,357,637)
Common share purchase warrants issued in connection with convertible promissory notes	-	-	-	-	-	-	587,740	-	-	587,740
Conversion of preferred shares	-	-	9,760,738	71,590,087	(3,528,408)	$(71,590,087)	-	-	-	-
Issuance of common shares, net of issuance costs	-	-	769,527	761,206	-	-	-	-	-	761,206
Conversion of convertible notes	-	-	3,473,256	8,370,546	-	-	-	-	-	8,370,546
Issuance of shares for Business Combination	-	-	4,615,384	11,123,075	-	-	-	-	-	11,123,075
Stock-based compensation	-	-	-	-	-	-	18,601	-	-	18,601
Net income	-	-	-	-	-	-	-	-	30,221,108	30,221,108
Foreign currency translation	-	-	-	-	-	-	-	1,059	-	1,059
As of December 31, 2024	-	$-	21,516,305	$96,983,665	-	$-	$17,539,635	$1,059	$(117,798,661)	$(3,274,302)
Issuance of common shares, net of issuance costs	-	-	126,900,000	699,151	-	-	-	-	-	699,151
Issuance of warrants to underwriters	6,345,000	784,000	-	-	-	-	-	-	-
Issuance of shares for warrants exercised	-	-	346,701,995	4,411,187	-	-	-	-	-	4,411,187
Issuance of shares for pre-paid security purchase	-	-	8,133,614	1,550,000	-	-	-	-	-	1,550,000
Issuance of shares for services	-	-	514,579	473,413	-	-	-	-	-	473,413
Stock-based compensation	-	-	-	-	-	-	15,839	-	-	15,839
Net loss	-	-	-	-	-	-	-	-	(25,163,438)	(25,163,438)
Foreign currency translation			-	-	-	-	-	(3,307)	-	(3,307)
As of March 31, 2025	6,345,000	$784,000	503,766,493	$104,117,416	-	$-	$17,555,474	$(2,248)	$(142,962,099)	$(21,291,457)

As of June 30, 2023	-	-	2,490,606	$1,285,788	3,528,408	$71,590,087	$9,294,030	$-	$(106,639,346)	$(24,469,441)
Issuance of common shares, net of issuance costs	-	-	20,081	260,999	-	-	-	-	-	260,999
Stock-based compensation	-	-	-	-	-	-	204,159	-	-	204,159
Stock options exercised	-	-	27,567	149,166	-	-	(129,642)	-	-	19,524
Net loss	-	-	-	-	-	-	-	-	(5,377,191)	(5,377,191)
As of September 30, 2023	-	$-	2,538,254	$1,695,953	3,528,408	$71,590,087	$9,368,547	$-	$(112,016,537)	$(29,361,950)
Stock-based compensation	-	-	-	-	-	-	153,900	-	-	153,900
Stock options exercised	-	-	46,240	178,167	-	-	(143,830)	-	-	34,337
Net loss	-	-	-	-	-	-	-	-	(7,130,860)	(7,130,860)
As of December 31, 2023	-	$-	2,584,494	$1,874,120	3,528,408	$71,590,087	$9,378,617	$-	$(119,147,397)	$(36,304,573)
Stock-based compensation	-	-	-	-	-	-	27,140	-	-	27,140
Stock options exercised	-	-	8,246	42,798	-	-	(36,966)	-	-	5,832
Common share purchase warrants issued	-	-	-	-	-	-	382,960	-	-	382,960
Net loss			-	-	-	-	-	-	(13,096,933)	(13,096,933)
As of March 31, 2024	-	$-	2,592,740	$1,916,918	3,528,408	$71,590,087	$9,751,751	$-	$(132,244,330)	$(48,985,574)

[1]	The number of shares of preferred shares and common shares issued prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the Business Combination transaction. See Note 3 – Business Combination for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended March 31, 2025	Nine months ended March 31, 2024

Operating activities
Net loss:	$(2,354,505)	$(25,604,984)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175,902	229,643
Stock-based compensation	50,735	385,199
Shares issued for services	473,413	-
Non-cash interest	2,473,683	984,430
Non-cash transaction cost	6,086,870	-
Loss on debt settlement	-	720,320
Changes in fair value of financial liabilities	(34,333,573)	12,939,830
Impairment	14,119,955	-
Foreign exchange gain	(15,048)	(147,124)

Changes in operating assets and liabilities:
Other current assets and premises lease deposits	(142,848)	71,365
Accounts receivable	17,860	-
Accounts payable and accrued liabilities	(1,161,825)	(303,793)
Deferred revenue	2,608	-
Operating lease	(38,802)	(18,777)
Customer deposits	(31,410)	(2,700)
Cash used in operating activities	(14,676,985)	(10,746,591)

Investing activities
Net cash acquired from business combination	77,270	-
Cash provided by investing activities	77,270	-

Financing activities
Payments on finance leases	(5,193)	(16,609)
Proceeds from share issuance	14,767,360	-
Proceeds from senior secured promissory notes	596,000	-
Proceeds from promissory notes	929,299	-
Repayment of promissory notes	(225,000)	-
Repayment of SR&ED loan	(727,014)	(916,539)
Proceeds from pre-paid purchase, net	4,400,000	-
Proceeds from convertible notes	1,105,000	9,575,000
Proceeds from long-term debt	3,150,000	-
Repayment of long-term debt	(2,216,168)	-
Proceeds from exercise of stock options	-	59,693
Cash provided by financing activities	21,774,284	8,701,545

Effect of exchange rates on cash holdings in foreign currencies	(14,329)	-
Net change in cash during the period	7,174,569	(2,045,046)
Cash at beginning of period	395,580	2,069,056
Cash at end of period	$7,555,820	$24,010

	Nine months ended March 31, 2025	Nine months ended March 31, 2024

Supplemental disclosure of cash flow information:
Interest on finance lease paid	$6,452	$7,237
Interest paid on debt	422,364	782,623
Supplemental disclosure of non-cash investing and financing activity:
SAFEs converted to preferred shares	3,200,000	-
Convertible notes converted to common shares	8,370,546	-
Common shares issued for services	1,045,939	-
Convertible notes issued for services	750,000	-
Common shares issued for pre-paid security agreement	1,738,679	-
Common shares issued for Business Combination	11,123,075	-
Common shares issued for settlement of amount owing for severance payment	-	260,999
Convertible notes issued for settlement of promissory notes	-	775,208
Convertible notes issued for settlement of debt	-	88,391
Common shares issued for warrants conversion	$4,411,187	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025 AND 2024

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

The common shares of the combined company are listed on the Nasdaq Global Market under the ticker symbol “DMN”. Following a delisting determination by Nasdaq, trading of the Company’s common shares was halted on April 29, 2025. To enable the Company’s common shares to trade on an alternative market, the Company has determined to forego its right to appeal Nasdaq’s delisting determination. The Nasdaq staff has informed the Company that its common shares will resume trading on Nasdaq for one trading day, on May 19, 2025, prior to suspending the common shares as of the following trading day. The Company expects its shares to begin trading on the OTC Pink Current Market on May 20, 2025, and is also seeking to have its shares posted for trading on the OTCQB Venture Market (“OTCQB”), though no assurance can be provided that the Company will be able to satisfy the criteria for trading on the OTCQB or that the staff of OTC Markets will approve the posting of the Company’s shares for trading on the OTCQB.

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

The Company has utilized $14,676,985 of cash in operations for the nine months ended March 31, 2025 and has accumulated a deficit as of March 31, 2025 of $142,962,099 and expects to incur future additional losses. These conditions indicate material uncertainties that cast substantial doubt upon the Company’s ability to continue as a going concern within one year after financial statement issuance date.

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

Significant accounting estimates and judgements

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

Estimates include the following:

●	Estimating the fair value of the identifiable assets acquired, liabilities assumed, and consideration transferred of the acquired business

●	Estimating the recoverable amount of non-financial assets, to determine and measure impairment losses on goodwill and intangible assets

●	Estimating the fair value of the Company’s common shares

●	Classification and measurement of financial instruments

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

Intangible assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. As of March 31, 2025, the Company’s sole intangible asset consists of the customer list acquired from the Business Combination, which had a remaining estimated useful life of five years.

Impairment of goodwill and intangible assets

The Company test for impairment of goodwill and intangible assets at the reporting unit level. The Company has two reporting units – electric personal mobility products unit and scientific software products and services reporting unit. The goodwill and intangible assets belong to scientific software products and services reporting unit.

During the three months ended March 31, 2025, we identified indicators that the goodwill and intangible assets were impaired due to underperformance for revenue growth and estimated future operating cash flow from the scientific software products and services reporting unit. A quantitative impairment test on goodwill and intangible assets determined that the fair value was below the carrying value. The Company estimated fair value using a combination of discounted cash flows and market comparisons. As a result, the Company recorded impairment of goodwill in the amount of $14,045,955 and impairment of intangible assets in the amount of $74,000, reducing the carrying value of goodwill and intangible assets to $nil. The impairment charge was reflected in the consolidated statements of operations.

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

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of $163,117 and $nil as of March 31, 2025 and June 30, 2024, respectively, related to cash received in advance for product license and maintenance services to be performed in future periods. The Company expects to satisfy its remaining performance obligations for these license and maintenance services, and recognize the deferred revenue and related contract costs over the next twelve months. The Company recognized revenue of $81,411 and $130,934 during the three and nine months ended March 31, 2025, respectively.

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

Our financial assets include cash and accounts receivable. Our financial liabilities include accounts payable and accrued liabilities, short -term debt, pre-paid purchase, financial liability convertible to equity, convertible notes and lease liabilities. The carrying amounts of these instruments, including cash and cash equivalents, accounts receivable, and trade payables and accrued liabilities, are considered to be representative of their fair values because of their short-term nature.

Share-based compensation classified as mezzanine equity

Share-based compensation subject to possible redemption are classified as mezzanine equity based on the guidance provided under ASC 480-10-S99-3A and SAB Topic 14E. See also Note 11 for additional information on share-based compensation granted to the underwriter in connection with an offering of common stocks and warrants.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of principally cash and cash equivalents, bank deposits and certain receivables. The Company holds cash and cash equivalents with highly rated financial institutions. Balances with these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of March 31, 2025. The Company has not experienced any significant credit losses in these accounts and does not believe the Company is exposed to any significant credit risk on these instruments.

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

The following table presents the unaudited, pro forma consolidated results of operations for the three and nine months ended March 31, 2025 and 2024 as if the Business Combination had occurred at the beginning of fiscal year 2023. The pro forma information provided below is compiled from the pre-acquisition financial information of Grafiti. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2023 or (ii) future results of operations:

	Three months ended March 31, 2025	Three months ended March 31, 2024	Nine months ended March 31, 2025	Nine months ended March 31, 2024
	unaudited	unaudited	unaudited	unaudited
Revenue	$81,411	$66,775	$275,072	$256,250
Net loss	$(25,163,438)	$(13,137,180)	$(5,203,449)	$(25,678,121)

During the three months ended March 31, 2025, the Company determined that based on its qualitative assessment for scientific software products and services reporting unit, factors existed which required the Company to test its goodwill and intangible assets for impairment. These factors included underperformance for revenue growth and operating cash flow from the scientific software products and services reporting unit, decline of the market price of the Company's common stock, and general economic and market volatility. A quantitative impairment test on goodwill and intangible assets determined that the fair value was below the carrying value. The Company estimated fair value using a combination of discounted cash flows and market comparisons. It is also determined that the decline of the fair value of the scientific software products and services reporting unit is not temporary. As such, for the three months ended March 31, 2025, the Company recorded a non-recurring level 3 valuation charge, including impairment of goodwill in the amount of $14,045,955 and impairment of intangible assets in the amount of $74,000, reducing the carrying value of goodwill and intangible assets to $nil. The impairment charge was reflected in the consolidated statements of operations.

4. Accounts payable and accrued liabilities

	March 31, 2025	June 30, 2024
Trade payable	$5,851,428	$3,172,403
Due to related parties	41,794	404,426
Payroll liabilities	489,437	1,408,358
Accrued liabilities and other payables	499,813	938,934
	$6,882,472	$5,924,121

As at March 31, 2025, $314,456 (June 30, 2024 - $220,526) was related to severance and included in payroll liabilities.

Included in accrued liabilities and other payables is an amount owing for the surrender and settlement of the Damon Motors lease of a Surrey, British Columbia manufacturing facility of $225,953 as of March 31, 2025 (June 30, 2024 - $237,452). Also see Note 18.

5. Leases

The Company has operating leases for its office spaces and finance leases for its equipment trailer.

The lease liability in connection with operating and finance leases are included in non-current lease liabilities and current portion of lease liabilities on the consolidated balance sheets as follows:

Operating leases:	March 31, 2025	June 30, 2024
Operating lease right-of-use assets	$348,735	$689,165

Current portion of operating lease liabilities	$240,619	$443,519
Long-term portion of operating lease liabilities	43,117	235,492
Total operating lease liabilities	$283,736	$679,011

Finance leases:	March 31, 2025	June 30, 2024
Property, plant and equipment, net	$62,263	$82,077

Current portion of finance lease liabilities	$7,046	$7,141
Long-term portion of finance lease liabilities	163,512	177,403
Total finance lease liabilities	$170,558	$184,544

The following lease costs are included in the consolidated statements of operations:

	Three months ended March 31, 2025	Three months ended March 31, 2024	Nine months ended March 31, 2025	Nine months ended March 31, 2024

Operating lease expense:
Operating lease expense	$176,341	$214,160	$589,422	$643,007
Short-term lease expense	-	1,086	1,629	1,086
Total operating lease expense	176,341	215,246	591,051	644,093

Finance lease expense:
Amortization of leased assets	9,798	11,772	30,201	35,260
Interest on lease liabilities	2,073	2,353	6,452	7,237
Total finance lease expense	11,871	14,125	36,653	42,497

Rental income	-	(59,283)	-	(176,124)
Total lease costs	$188,212	$170,088	$627,704	$510,466

The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for the operating lease population. The Company uses the incremental borrowing rate as the lease discount rate, unless the lessor’s rate implicit in the lease is readily determinable, in which case it is used.

March 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	1.17
Finance expense	1.23

Weighted-average discount rate:
Operating leases	12%
Finance expense	4.89%

As of March 31, 2025, the maturities of our operating lease liabilities (excluding short-term leases) are as follows:

	Operating leases	Finance leases
2025	$259,169	$15,168
2026	43,332	164,832
Total minimum lease payments	302,501	180,000
Less: interest	18,765	9,442
Present value of lease obligations	283,736	170,558
Less: Current portion	240,619	7,046
Long-term portion of lease obligations	$43,117	$163,512

6. Short-term debt

Short-term debt as of March 31, 2025 consisted of the following:

Short-term debt:	March 31, 2025	June 30, 2024
Promissory note	$576,024	$548,886
Senior secured promissory note	-	550,603
Total short-term debt	$576,024	$1,099,489

Promissory note

(a)	WSGR promissory note

On April 16, 2024, the Company signed an agreement to issue as payment and settlement of professional fees owing, a promissory note in the aggregate amount of $542,753 with an interest rate at 5.5% per annum in favour of Wilson Sonsini Goodrich & Rosati Professional Corporation (“WSGR”). On September 16, 2024, the Company signed an amendment to the promissory note agreement with WSGR to modify the due date from September 1, 2024 to October 31, 2024. On November 11, 2024, the Company signed another amendment to the promissory note agreement with WSGR to modify the due date of October 31, 2024 to December 15, 2024. As of March 31, 2025, WSGR promissory note amounted to $576,024, including interest payable of $23,903, which is still outstanding. As of March 31, 2025, the loan was in default. The Company plans to repay the outstanding balance in monthly installments by the end of May 31, 2026.

(b)	SOL promissory note

On October 9, 2024, the Company entered into a promissory note agreement with SOL Global Investments Corp. in the principal amount of $200,000. The note bears interest rate at 12% per annum and matures on December 8, 2024. During the three months ended March 31, 2025, the Company repaid principal and interest in full with an amount of $239,679. As of March 31, 2025, SOL promissory note has no outstanding balance.

Senior secured promissory note

In connection with the promissory note agreement dated June 26, 2024, Damon Motors had a senior secured promissory note with Grafiti with interest rate at 10.0% per annum and maximum aggregate principal amount of $1,150,000. Upon completion of the Business Combination, the balance of the promissory note was eliminated in consolidation.

7. Pre-paid security purchase

On December 20, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company agreed to issue and sell to Streeterville pre-paid purchases at an aggregate purchase price of up to $10,000,000 for the purchase of the Company’s common shares. Each pre-paid purchase includes an original issue discount of 7% and accrues interest at an annual rate of 8%. As consideration for Streeterville’s commitment, the Company issued 343,053 common shares to Streeterville. Also, $100,000 from the initial pre-paid purchase funding, and 15% of the funding from subsequent pre-paid purchases, shall be used to repay the indebtedness under the secured promissory note issued to Streeterville in June 2024 with an original principal amount of $6,470,000 (Note 9).

On February 27, 2025, the Company and Streeterville entered into an Amendment No. 1. Under the Amendment No. 1, the Company represented as to its foreign private issuer status and ability to follow home country practice instead of Nasdaq Listing Rule 5635(d) shareholder approval requirements. The parties agreed that, as long the Company remains a foreign private issuer, the Company is not required to seek shareholder approval for issuing shares above the limit set by Nasdaq Listing Rule 5635(d). If the Company loses its foreign private issuer status, it must obtain such approval within 90 days. Additionally, the Company agreed to permit Streeterville, beginning 45 days after the closing of March 2025 financing, to unilaterally elect to make pre-paid purchases up to $3,000,000 of the remaining commitment amount, without affecting the Company’s rights to require Streeterville to make pre-paid purchases.

As of March 31, 2025, the Company has received an aggregate of $4,400,000 from Streeterville out of the total $10,000,000 committed amount, resulting in an outstanding principal balance of $4,708,000. Of the $4,400,000 received, a total of $460,000 has been used to repay the indebtedness under the secured promissory note issued to Streeterville in June 2024.

As of March 31, 2025, Streeterville has purchased, and the Company has issued, a total of 8,133,614 common shares to satisfy pre-paid purchases made through this date, based on the pricing formula described in the Streeterville Securities Purchase Agreement, and the outstanding principal balance was reduced by $1,550,000.

As of March 31, 2025, pre-paid purchases amounted to $2,896,663, including principal balance of $3,158,000, interest payable of $66,127, net off $327,464 unamortized discount and transaction cost.

8. Convertible notes

Balance, July 1, 2023	$14,727,183
Funds advanced	11,549,945
Convertible note issued for settlement of debt	1,308,441
Warrant bifurcated classified as liability	(1,086,240)
Warrant bifurcated classified as equity	(674,034)
Interest accrued, net of capitalized interest paid	1,793,574
Changes in fair value of financial liabilities	13,011,887
Balance, June 30, 2024	40,630,756
Funds advanced	1,105,000
Convertible note issued for services	750,000
Warrant bifurcated classified as equity	(875,127)
Interest accrued	1,093,490
Changes in fair value of financial liabilities	(34,333,573)
Convertible notes converted to common shares	(8,370,546)
Balance, March 31, 2025	$-

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

During the nine months ended March 31, 2025, the Company issued $1,855,000 of convertible notes. The share purchase warrants meet the equity classification requirements and $875,127 was recorded as a component of additional paid-in capital. The residual value of $979,873 were allocated to the debt.

Upon the completion of Business Combination, the convertible notes were mandatorily converted into 16,496,750 Damon Motor’s common shares. Upon conversion, the carrying value of the convertible debt approximates fair value of the shares issued. As of March 31, 2025, there were no convertible notes outstanding.

9. Convertible promissory note

On June 26, 2024, Grafiti and Streeterville Capital, LLC (“Streeterville” or “Investor”) entered into a note purchase agreement, pursuant to which Grafiti agreed to sell, and Streeterville agreed to purchase, a secured promissory note in an aggregate original principal amount of $6,470,000 (the “Streeterville Note”). The Streeterville Note accrues interest on the outstanding balance of the note at the rate of 10% per annum, and all principal plus accrued interest is due and payable in December 2025. The Streeterville Note carries an original issue discount of $1,450,000 and $20,000 of issuance costs to cover legal, accounting, due diligence, monitoring and other transaction costs, which were recorded as a contract liability within long-term debt and will be amortized over the term of the note.

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

On February 27, 2025, the Company and Streeterville entered into an amendment, pursuant to which, Streeterville was granted the right to convert from time to time at its election, all or any portion of the outstanding balance of the Steeterville Note into common shares of the Company. The number of common shares to be converted will be calculated using the conversion price, which is 90% of the lowest daily volume weighted average price of the Company’s common shares during the ten trading days preceding the delivery date of a conversion notice. This is subject to a floor price of $0.0251 per share.

The amendment was accounted for as a debt modification and the conversion feature should be accounted for as a derivative instrument. However, the conversion feature is considered to have immaterial value due to the high weight of probability that it will not be exercised due to the uncertainty of lack of trading liquidity.

During the nine months ended March 31, 2025, the Company repaid amount of $2,216,168 principal. As of March 31, 2025, the total outstanding balance of the Streeterville Note consists of $4,253,832 principal, $866,899 unamortized debt discount and issuance costs, $237,868 monitoring fee, and $510,480 accrued interest.

Interest expense on long-term debt for the three and nine months ended March 31, 2025 totaled $858,773 and $1,412,627, respectively (three and nine months ended March 31, 2024 - $nil), which was not paid and included in the long-term debt balance in the consolidated balance sheet as of March 31, 2025.

Convertible promissory note as of March 31, 2025 consisted of the following:

Convertible promissory note:	Maturity	March 31, 2025	June 30, 2024
Streeterville Note	12/26/2025	$4,135,281	$-
Total convertible promissory note		$4,135,281	$-

10. Financial liability convertible to equity

Balance, July 1, 2023	$2,700,000
Foreign exchange adjustment	(92,543)
Changes in fair value	592,543
Balance, June 30, 2024	3,200,000
Converted to common shares	(3,200,000)
Balance, March 31, 2025	$-

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

During the three and nine months ended March 31, 2025, the Company recognized change in fair value of SAFEs of $nil (three and nine month ended March 31, 2024 – loss of $462,170 and $362,515, respectively), included in changes in fair value of financial liabilities in the consolidated statements of operations.

On July 1, 2024, the SAFEs matured and the SAFE holders received 1,437,002 Damon Motors’ common shares, which were converted into 302,550 common shares of the Company upon completion of the Business Combination.

11. Warrant liabilities and mezzanine equity

The Company accounts for common share purchase warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares. The Company classifies warrant liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the common share purchase warrant.

Durin the three months ended March 31, 2025, the Company completed public offering of 126,900,000 units at a price of $0.13 per unit. Each unit consisted of one common share and one Series A warrant to purchase one common shares. The Company also issued 6,345,000 Series A warrants to the underwriters. In addition, the Company granted the underwriters a 45-day option to purchase either up to an additional 19,035,000 common shares at a price per share equal to the public offering price per unit (net of discounts and commissions) minus $0.001, or up to 19,035,000 Series A warrants at a price of $0.001 per warrant, or a combination of the two. As of March 31, 2025, the underwriters partially exercised its overallotment option with respect to 19,035,000 Series A warrants.

Each Series A warrant will be immediately exercisable upon issuance at an initial exercise price of $0.195 per common share, subject to adjustment on the First Reset Date and the Second Reset Date and subject to a floor price therein. The floor price has been set at $0.0251. Additionally, under the alternate cashless exercise option of the Series A warrants, during the period of 90 calendar days following the issue date of the Series A warrants, a holder of the Series A warrant has the right to receive, without payment of any additional cash to the Company, an aggregate number of shares equal to the product of (x) the aggregate number of common shares that would be issuable upon a cash exercise of the Series A warrant and (y) two and a half (2.5).

At the closing of the public offering, the Company issued 126,900,000 Series A warrants, 6,345,000 underwriters’ warrants, and 19,035,000 overallotment Series A warrants. The Series A warrants will be exercisable from issuance and will expire two and half years after issuance. As of March 31, 2025, 35,716,270 warrants have been exercised on an alternative cashless basis, for which 346,701,995 common shares were issued.

The 126,900,000 warrants issued within the units and the 19,035,000 overallotment warrants were accounted for as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations. The Company recognized warrant liabilities of $18,023,553 at inception. As of March 31, 2025, the changes in warrant liabilities’ fair value were not material.

The fair value of the warrants were measured using its quoted market price, assuming all the warrants will be exercised at the second reset price of $0.0251, under the alternate cashless exercise option.

The 6,345,000 underwriters’ warrants classified as a contingently redeemable warrant in accordance with ASC 718, since these warrants did qualify for equity classification, but could be settled in cash or other assets in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Company’s common stock. Because this contingently redeemable feature could result in the warrant holders receiving additional compensation not on par with the holders of Common Stock, the underwriters’ warrants were classified as temporary equity and therefore reported in “Mezzanine Equity” on the Company’s condensed consolidated balance sheets as of March 31, 2025.

Warrants classified as liability	Number of warrants	Amount
		$
Balance, July 1, 2024	-	$-
Issuance of warrants in the units	126,900,000	15,689,207
Issuance of overallotment warrants	19,035,000	2,334,346
Converted to common shares	(35,716,270)	(4,411,187)
Balance, March 31, 2025	110,218,730	$13,612,366

Warrants classified as mezzanine equity	Number of warrants	Amount
		$
Balance, July 1, 2024	-	$-
Issuance of underwriters’ warrants	6,345,000	784,000
Converted to common shares	-	-
Balance, March 31, 2025	6,345,000	$784,000

The Company recognized transaction costs for issuance of warrants of $2,424,033, which was included in the finance expense in the statements of operations for the three and nine months ended March 31, 2025. The Company received proceeds of $19,035 from the issuance of overallotment warrants. As the fair value of the overallotment warrants exceeded the proceeds, the Company recognized $2,315,311 loss from issuance, which was included in the finance expense in the statements of operations for the three and nine months ended March 31, 2025.

Also see Note 12.

12. Share capital and other components of equity

Share capital

a) Authorized

The authorized share capital of the Company consists of the following:

●	An unlimited number of common shares without par value;

●	An unlimited number of multiple voting shares without par value.

b) Issued and outstanding

●	As of March 31, 2025, the Company had 503,766,493 (June 30, 2024 – 2,594,850) common shares outstanding;

●	As of March 31, 2025, the Company had nil (June 30, 2024 – nil) multiple voting shares outstanding;

●	As of March 31, 2025, the Company had nil (June 30, 2024 – 3,528,407) preferred shares outstanding.

March 2025 financing

On March 21, 2025, the Company completed public offering of 126,900,000 units at a price of $0.13 per unit. Each unit consisted of one common share and one Series A warrant to purchase one common shares. The Company also issued 6,345,000 Series A warrants to the underwriters. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 19,035,000 common shares at a price per share equal to the public offering price per unit (net of discounts and commissions) minus $0.001, and/or 19,035,000 Series A warrants at a price of $0.001 per warrant, to cover over-allotments. On March 21, 2025, the underwriters partially exercised its overallotment option with respect to 19,035,000 Series A warrants.

Transaction costs consisted of legal, accounting, underwriting discount and other costs incurred that were directly related to the issuance of the units. Pursuant to the terms of the Underwriting Agreement, the underwriters received a cash fee of six and a half percent (6.5%) of the aggregate gross proceeds as underwriting discounts and commissions. The Company also paid the Underwriter’s out-of-pocket accountable expenses of $100,000. The Company incurred other transaction costs in the amount of $594,167.

Gross proceeds to the Company, before deducting underwriting commissions and other offering expenses, were $16,516,035. The Company allocated the proceeds first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to common shares. Transaction costs are allocated to the separable financial instruments based on a relative fair value basis, compared to total proceeds received. Transaction costs allocated to warrant liabilities are expensed as incurred, presented as non-operating expenses in the accompanying unaudited condensed statements of operations. Transaction costs allocated to the common stocks were charged against the carrying value of the common shares.

At the closing of the financing, the Company issued 126,900,000 common shares, 126,900,000 Series A warrants, 6,345,000 underwriters warrants, and 19,035,000 overallotment warrants. The gross proceeds from the offering, excluding the over allotment proceeds, of $16,497,000 was first allocated to the fair value of the Series A Warrants of $15,689,207 and the remaining $807,793 allocated to the fair value of the common stock, net of allocated issuance costs of $108,642, resulting in net proceed allocated to the common stock of $699,151. The Company also recognized warrant liabilities of $18,023,553 and mezzanine equity of $784,000. See Note 11.

As of March 31, 2025, 346,701,995 common shares were issued for 35,716,270 warrants exercised.

Other activities

On July 1, 2024, the Company issued 302,552 common shares in connection with the conversion of SAFE with an estimated fair value of $3,200,000 (Note 10).

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

During the nine months ended March 31, 2025, the Company issued 24,590 common shares for the service fee in connection with the Business Combination, 401,884 common shares for investor relationship service received, and 514,579 common shares for advisory service received.

During the nine months ended March 31, 2025, the Company issued 343,053 common shares in connection with entering the Securities Purchase Agreement with Streeterville. Also, the Company issued 8,133,614 in connection with the share purchase made by Streeterville under the Securities Purchase Agreement. Also see Note 7.

During the nine months ended March 31, 2025 and 2024, no preferred shares were issued.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the nine months ended March 31, 2025 and 2024, the Company issued nil stock options.

A summary of the changes in the Company’s stock options is as follows:

Stock options (#)
Outstanding, June 30, 2024	1,948,260
Expired/cancelled	(618,010)
Outstanding, March 31, 2025	1,330,250

Details of stock options outstanding at March 31, 2025 were as follows:

Exercise price	Weighted average contractual life	Number of options outstanding	Number of options exercisable

$0.57	0.71	551,695	551,695
$0.95	0.49	669,545	669,371
$1.23	1.58	23,580	23,580
$12.73	4.95	85,430	67,412
		1,330,250	1,312,058

During the three and nine months ended March 31, 2025, the Company recognized stock-based compensation expense of $15,839 and $50,735, respectively (three and nine months ended March 31, 2024 – $27,140 and $385,199, respectively).

Cash received by the Company upon the exercise of stock options during the nine months ended March 31, 2025 amounted to $nil (nine months ended March 31, 2024 – $59,694).

Warrants

For warrants that meet the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

During the nine months ended March 31, 2025, in connection with the issuance of convertible promissory notes to arms-length parties (Note 8), the Company issued 203,986 common share purchase warrants to the noteholders. At inception, these warrants were assessed to meet the equity classification requirements and fair value of the warrants of $875,127 was recorded as a component of additional paid-in capital.

Warrants of the Company classified as equity are composed of the following as at March 31, 2025:

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

As at March 31, 2025, $41,794 (June 30, 2024 - $404,426) was due for remuneration payable to key management and a director.

14. Income taxes

As of March 31, 2025 and 2024, the Company’s deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal state income taxes has been included in these condensed interim unaudited consolidated financial statements due to the loss for the periods.

15. Segment reporting

ASC 280 - Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with internal organization reporting used by the Company’s chief operating decision maker, our CEO, for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. For the three and nine months ended March 31, 2024, the Company is pre-revenue and pre-production and operates as a single reportable operating segment. Upon completion of the Business Combination, the Company’s operations consisted of two operating segments - electric personal mobility products and scientific software products and services.

The following table is our long-lived assets information by geography as of March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024

Canada	$435,316	$676,886
United States	193,128	461,534
United Kingdom	1,710	-
	$630,154	$1,138,420

	Three months ended March 31, 2025		Nine months ended March 31, 2025
	Electric personal mobility products	Scientific software products and services	Electric personal mobility products	Scientific software products and services
Revenue	$-	$81,411	$-	$130,934
Gross profit	-	41,250	-	69,441
Depreciation and amortization	(54,846)	(6,244)	(169,547)	(6,355)
Operating expenses	(5,082,783)	(14,203,209)	(14,584,476)	(14,263,832)
Other items	(5,857,606)	-	26,600,259	-
Current income tax recovery	-	-	-	5
Net (loss)/income	(10,995,235)	(14,168,203)	11,846,236	(14,200,741)
FX translation	-	(3,307)	-	(2,248)
Comprehensive (loss)/income	$(10,995,235)	$(14,171,510)	$11,846,236	$(14,202,989)

	March 31, 2025		June 30, 2024
	Electric personal mobility products	Scientific software products and services	Electric personal mobility products	Scientific software products and services
Plant and equipment, net	$279,709	$1,710	$449,255	$-
Operating lease right-of-use assets	348,735	-	689,165	-
Other non-current assets	133,259	257	612,932	-
Total assets	$8,501,119	$162,806	$1,751,352	$-

16. Fair value

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$-	$13,612,366	$-	$

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes	$-	$-	$40,630,756	$40,630,756
Financial liability convertible to equity	-	-	3,200,000	3,200,000
	$-	$-	$43,830,756	$43,830,756

As of March 31, 2025, the warrant liabilities that were measured at fair value on a recurring basis were based on the pricing model with assumptions of stock price and warrant exercise price, which were generally observable (Level 2).

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

During the three and nine months ended March 31, 2025, the Company recognized fair value adjustments with respect to financial instruments categorized as Level 3 of $Nil and $34,333,573 (three and nine months ended March 31, 2024 - $8,200,745 and $12,939,830), respectively, in the statements of operations as changes in fair value of financial liabilities. No amounts were recognized in other comprehensive income as the changes in fair value due to credit risk were nominal.

Also see Note 8 and Note 10.

17. Basic and diluted earning or loss per share

The calculation of basic and diluted loss per share for three and nine months ended March 31, 2025 was based on the net loss attributable to common shareholders of $25,163,438 and $2,354,505, respectively (March 31, 2024 – net loss of $13,096,933 and $25,604,984 for the three and nine months, respectively) and the weighted average number of common shares outstanding of 50,566,406 and 21,855,268, respectively for the three and nine months ended March 31, 2025 (March 31, 2024 –12,303,733 and 12,135,890 for the three and nine months, respectively).

The following table presents the potentially dilutive shares that were excluded from the computation of diluted loss per share because their effect was anti-dilutive:

	March 31, 2025	June 30, 2024
Stock options	1,330,250	1,948,260
Warrants	118,750,208	1,191,280
Preferred shares	-	7,392,418
SAFE	-	268,835
Convertible notes	-	3,221,447
	120,080,458	14,022,240

18. Commitments and contingencies

A summary of undiscounted liabilities and future operating commitments as at March 31, 2025:

	Total	Within 1 year	2 - 5 years	Greater than 5 years

Purchase obligations	$156,533	$85,382	$71,151	$-
Investment obligation (1)	1,000,000	1,000,000	-	-
Total financial liabilities and commitments	$2,515,427	$2,422,933	$92,494	$-

(1)	The Company entered into a strategic partnership arrangement with a third-party. As part of the agreement, the Company agree to invest an aggregate amount of $1,000,000 in the third-party upon a future financing and negotiation of terms that are agreed to by both parties during the term of the agreement. As at the date of these financial statements no such arrangement has been made.

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

The Company met the eligibility criteria under the Small Business Venture Capital Act (the “Act”) and was registered as an Eligible Business Corporation (“EBC”) in 2018. Under the Act, the Company was approved to raise up to $10 million through the issuance of authorized equity capital whereby the investing shareholders received up to 30% of the amount invested as a tax credit against their B.C. provincial taxes. Under this program, should the Company be out of compliance with the Act during the required five-year investment hold period, it would be contingently liable to repay any tax credits previously issued to investors. At the date of these financial statements, repayable tax credits are approximately $0.4 million. Management believes the Company is compliant with all relevant terms of the Act.

On March 7, 2025, the Company was served with a notice of civil claim (the “Notice”), which was filed on February 28, 2025, in the Supreme Court of British Columbia by Damon Jay Mercredi Giraud, former director and CEO of the Company (the “Plaintiff”), against the Company and all of the directors of the Company. The Notice alleges, among other things, that in connection with the Plaintiff’s resignation (i) the Board agreed to certain settlement terms which included provisions related to the payment of a listing bonus contingent on the Company’s successful listing on a recognized stock exchange (the “Listing Bonus”) and backpay for unpaid wages; and (ii) after the effective date of the Plaintiff’s resignation, the Company provided the Plaintiff with a written settlement agreement which fundamentally altered the terms of the previously agreed settlement terms, including the payment date for the Listing Bonus and backpay for unpaid wages; and (iii) that the Company has not discharged its obligations pursuant to the alleged settlement terms and (iv) that the Plaintiff received a letter from major shareholders containing unfounded accusations against the Plaintiff and threatening him with legal action, and that such letter was sent by or at the direction of the Company. The Company is required to respond within 21 days after the date a copy of the Notice was served. As of the date of the filing, neither the Company or its directors have responded to the Notice and the Company denies the allegations of wrongdoing described in the Notice. The relief sought by the Plaintiff includes, among others, specific performance of the allegedly original verbal settlement terms, an order assigning any debts in the Plaintiff’s name owed by the Company to the Company, and special costs, or, in the alternative, breach of an employment contract, and damages for wrongful dismissal.

On April 11, 2025, Andy DeFrancesco (“DeFrancesco”) filed a notice of civil claim (the “Claim”) against the Company in the Supreme Court of British Columbia. In the Claim, DeFrancesco alleges that, in or around October 2023, the Company’s executives verbally agreed to issue $3.2 million worth of the Company’s shares (the “Shares”) to DeFrancesco in exchange for past and future services provided to Damon, including advising and working with the Company on financings and other operational aspects. DeFrancesco further alleges the Shares were to be provided as soon as possible and that he delivered an irrevocable direction regarding delivery of the shares in November 2023, however the Company has refused to issue the Shares. The relief sought by DeFrancesco includes specific performance of the alleged verbal agreement and damages for loss of opportunities caused by the alleged breach of contract or, alternatively, unjust enrichment on a quantum meruit basis for the services allegedly provided by DeFrancesco. The Company filed a response to the Civil Claim (defense) on May 9, 2025, denying all allegations.

On March 29, 2025, the Company entered into a letter agreement with Braebeacon Holdings Inc. (“Braebeacon”) to formally terminate the following loan agreements, under which the Company received no loan funds prior to such termination: (i) the Note Purchase Agreement, dated November 13, 2024, between the Company and Braebeacon; (ii) the Secured Promissory Note, dated November 13, 2024, issued by the Company to Braebeacon; (iii) the Security Agreement, dated November 13, 2024, executed by the Company in favor of Braebeacon; (iv) the Security Agreement, dated November 13, 2024, executed by Damon Motors, Inc., a wholly owned subsidiary of the Company, in favor of Braebeacon; (v) the Intellectual Property Security Agreement, dated November 13, 2024, executed by Damon Motors, Inc. in favor of Braebeacon; (vi) the Guaranty, dated November 13, 2024, executed by Damon Motors, Inc. in favor of Braebeacon; and (vii) the Guaranty, dated November 13, 2024, executed by Damon Motors Corporation, a wholly owned subsidiary of the Company, in favor of Braebeacon.

Additionally, the Company entered into a letter agreement with East West Capital, LLC (“East West,” and together with Braebeacon, the “Note Holders”) to formally terminate the following loan agreements, under which the Company received no loan funds prior to such termination: (i) the Note Purchase Agreement, dated November 13, 2024, between the Company and East West; (ii) the Secured Promissory Note, dated November 13, 2024, issued by the Company to East West; (iii) the Security Agreement, dated November 13, 2024, executed by the Company in favor of East West; (iv) the Security Agreement, dated November 13, 2024, executed by Damon Motors, Inc. in favor of East West; (v) the Intellectual Property Security Agreement, dated November 13, 2024, executed by Damon Motors, Inc. in favor of East West; (vi) the Guaranty, dated November 13, 2024, executed by Damon Motors, Inc. in favor of East West; and (vii) the Guaranty, dated November 13, 2024, executed by Damon Motors Corporation in favor of East West.

Under the letter agreements, the Company and each Note Holder acknowledged that, as of the termination date, no amounts had been funded under the respective Note Purchase Agreements or Secured Promissory Notes. As a result of such terminations, all rights and obligations of the parties under the terminated agreements have been extinguished and are of no further force or effect.

Also see Note 19.

19. Subsequent events

In addition to subsequent events disclosed elsewhere within these condensed consolidated financial statements, the following events occurred after March 31, 2025, up to the date these financial statements were issued:

Exercise of Series A Warrants

Subsequent to March 31, 025, investors exercised their Series A Warrants on an alternate cashless basis, resulting in the issuance of an aggregate of 1,946,710,549 common shares as of May 15, 2025. As of May 15, 2025, 2,352 Series A Warrants remain outstanding, which may result in the issuance of up to 45,681 additional common shares, assuming exercise on an alternate cashless basis at the floor price of $0.0251.

Technical Design Agreement

On April 4, 2025, the Company entered into a Technical Design Agreement (the “Agreement”) with Engines Engineering S.p.a. (“EE”), an Italian corporation specializing in vehicle engineering, design and development, to provide such services for development of the Company’s HyperSport Race electric motorcycle (the “Project”).

Under the Agreement, EE will be responsible for delivering services in multiple areas including technical compliance, component selection, development and validation testing, and prototyping. The Project is structured into nine development phases continuing through March 2026, with specific milestones and deliverables required at each phase.

The total contract value of the Agreement is $1,711,270 (€1,581,670), with half of the amount invoiced on the date of the Agreement, and the remaining half tied to milestone-based deliverables for each phase of the Project, to be invoiced in installments following the Company’s acceptance of the corresponding phase.

Pursuant to the Agreement, all work product developed under the Agreement will be owned by the Company upon full payment for the applicable phase, while EE retains ownership of its pre-existing intellectual property and grants the Company an irrevocable, perpetual, nonexclusive, worldwide and paid-up license to use such intellectual property and create derivative works when used as part of or in support of the work product developed under the Agreement.

New lease agreement

On May 12, 2025, the Company entered into a lease agreement for an office, which will be used as the Company’s head office. The lease is for the period of three years with a monthly rate of approximately $10,700.

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

Overview of Our Business

Our Personal Mobility Products Development Business Through Damon Motors

The Company, through its wholly-owned subsidiary, Damon Motors Inc. (“Damon Motors”), is developing electric motorcycles and other personal mobility products that seek to empower the personal mobility industry through innovation, data intelligence and strategic partnerships. Damon Motors is developing technology and investing in the capabilities to lead an integrated personal mobility ecosystem from individual travels to last mile delivery. With decades of combined management and engineering experience across the team’s careers, and a commitment to low carbon personal mobility solutions, Damon Motors is seeking to introduce existing enthusiasts to high-performance electric products while bringing new riders to the motorcycle community with first of its kind advances in zero emissions motorcycle performance, safety, connectivity and AI.

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

Our SAVES Distribution Business Through Grafiti Limited

The Company, through its wholly-owned subsidiary Grafiti Limited, distributes in the United Kingdom and certain other European countries data analytics and visualization software products referred to as “SAVES” primarily for scientists and engineers. Grafiti Limited products can be downloaded to a user’s desktop. These products help scientific research in the health and life sciences domain in the discovery of new drugs, in the study of the efficacy of established drugs and therapies, and in epidemic propagation research, among other applications. Engineers use our products for a multitude of applications which include, but are not limited to, conducting surface modelling analysis and curve fitting in order to design new engineering processes, studying signal attenuation and propagation in radio engineering. Potential automobile and motorcycle applications could include surface panel design for aerodynamics, aesthetic symmetry, and calculated asymmetry among others. We believe the Grafiti Limited regression analysis product could also be used for predicting vehicle sharing demand and pricing trends in various markets based on a wide range of variables.

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

Recent Transactions

Second Amendment to June 2024 Secured Promissory Note

On February 27, 2025, the Company and Streeterville Capital, LLC ( “Streeterville”) entered into a Second Amendment (the “Note Amendment”) to the Secured Promissory Note originally issued by the Company to Streeterville on June 26, 2024, in an original principal amount of $6,470,000 (as previously amended, the “June 2024 Note”).

Pursuant to the Note Amendment, the parties have agreed to amend the June 2024 Note to grant Streeterville the right to convert from time to time at its election, all or any portion of the outstanding balance of the June 2024 Note into common shares, no par value, of the Company (“Conversion Shares”). The number of Conversion Shares deliverable under a conversion notice will be equal to the amount of the outstanding balance of the June 2024 Note being converted, divided by the conversion price, which is 90% of the lowest daily volume weighted average price of the Company’s common shares reported by Bloomberg during the ten trading days preceding the delivery date of a conversion notice. This is subject to a floor price of $0.20 per share (the “June 2024 Note Floor Price”), which will be adjusted accordingly in the event of a share split or combination. If the Company issues any securities with a floor price less than $0.20 per share in the future, the June 2024 Note Floor Price will automatically adjust to be equal to such lower floor price.

Upon the closing of the underwritten registered offering on March 21, 2025 as described below (the “Offering”), the outstanding principal amount was partially repaid and reduced to $4,491,700, and the June 2024 Note Floor Price was adjusted to $0.0251.

Amendments to December 2024 Securities Purchase Agreement

On February 27, 2025, the Company and Streeterville entered into an Amendment No. 1 (the “SPA Amendment”) to the Securities Purchase Agreement dated December 20, 2024 (the “December 2024 SPA”). Under the SPA Amendment, the Company represented as to its foreign private issuer status and ability to follow home country practice instead of Nasdaq Listing Rule 5635(d) shareholder approval requirements. The parties agreed that, as long the Company remains a foreign private issuer, the Company is not required to seek shareholder approval for issuing shares pursuant to the December 2024 SPA above the limit set by Nasdaq Listing Rule 5635(d). If the Company loses its foreign private issuer status, it must obtain such approval within 90 days. Additionally, in connection with the Offering, the Company agreed to permit Streeterville, beginning 45 days after the closing of the Offering, to unilaterally elect to make pre-paid purchases up to $3,000,000 of the remaining commitment amount under the December 2024 SPA, without affecting the Company’s rights to require Streeterville to make pre-paid purchases in accordance with the terms of the December 2024 SPA.

As of March 31, 2025 and May 19, 2025, under the December 2024 SPA, the Company has received an aggregate of $4,400,000 pursuant to pre-paid purchases made by Streeterville out of the total $10,000,000 committed amount, resulting in an outstanding principal balance of $4,708,000, which excludes any accrued interest and is calculated prior to any purchase of common shares described below. Of the $4,400,000 received, a total of $460,000 has been used to repay the indebtedness under the June 2024 Note.

As of March 31, 2025 and May 19, 2025, Streeterville has purchased, and the Company has issued, a total of 8,133,614 common shares to satisfy pre-paid purchases made through this date, based on the pricing formula described in the December 2024 SPA, and as a result, the outstanding principal balance has been reduced to $3,158,000.

Completion of Registered Underwritten Offering

On March 20, 2025, in connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC, as the sole underwriter (the “Underwriter”) , pursuant to which the Company sold and issued (i) 126,900,000 units (each a “Unit” and collectively, the “Units”) at a public offering price of $0.130 per Unit, with each Unit consisting of (A) one common share of the Company, no par value per share (each a “Common Share” and collectively, the “Common Shares”) and (B) one Series A Warrant (each a “Series A Warrant” and collectively, the “Series A Warrants”) to purchase one Common Share for cash or otherwise acquire such greater number of Common Shares as determined in accordance with the provisions of the Series A Warrant upon an alternate cashless exercise option and (ii) warrants to purchase 6,345,000 Common Shares to the Underwriter (each a “Underwriter’s Warrant” and collectively, the “Underwriter’s Warrants”) for cash or otherwise acquire such greater number of Common Shares as determined in accordance with the provisions of the Underwriter’s Warrant upon an alternate cashless exercise option. The Underwriter’s Warrants are identical to the Series A Warrants except that the Underwriter’s Warrants are subject to a 180-day lock-up pursuant to Rule 5110(e)(1) of FINRA.

Each Series A Warrant is exercisable at an initial exercise price of $0.195 per share (150% of the public offering price per Unit). The Series A Warrants will be exercisable from issuance and will expire two and one-half (2.5) years after issuance. Additionally, under the alternate cashless exercise option of the Series A Warrants, during the period of 90 calendar days following the issue date of the Series A Warrants, a holder of the Series A Warrant has the right to receive, without payment of any additional cash to the Company, an aggregate number of shares equal to the product of (x) the aggregate number of Common Shares that would be issuable upon a cash exercise of the Series A Warrant and (y) two and a half (2.5). Accordingly, the Company believes it is highly unlikely that a holder of the Series A Warrants would pay an exercise price in cash to receive one Common Share when the holder could instead choose the alternate cashless exercise option and pay no cash to receive 2.5 Common Shares. As a result, the Company will likely not receive any additional funds and does not expect to receive any additional funds upon the exercise of the Series A Warrants.

In addition, at 4:01 p.m. Eastern time on the 7th trading day after the date of issuance (the “First Reset Date”), the exercise price of the Series A Warrants was reset to $0.0502 per share, which equaled the initial floor price based on the first reset formula provided in the Series A Warrants; and the number of shares issuable upon exercise was increased such that the aggregate exercise price of the Series A Warrants on the issuance date for the Common Shares underlying the Series A Warrants then outstanding remained unchanged. Subsequently, at 4:01 p.m. Eastern time on the 15th trading day after the date of issuance (the “Second Reset Date”), the exercise price of the Series A Warrants was further reset to $0.0251 per share, which equaled the second floor price based on the second reset formula provided in the Series A Warrants; and the number of shares issuable upon exercise was further increased such that the aggregate exercise price of the Series A Warrants on the issuance date for the Common Shares underlying the Series A Warrants then outstanding remained unchanged.

Under the Underwriting Agreement, the Company granted the Underwriter an option to purchase from the Company either up to an additional 19,035,000 Common Shares at a price of $0.129 per share, or up to 19,035,000 Series A Warrants to purchase Common Shares at a price of $0.001 per warrant, or a combination of the two (the “Overallotment Option”). On March 21, 2025, the Underwriter exercised its Overallotment Option with respect to 19,035,000 Series A Warrants.

The Underwriter received a cash fee of six and a half percent (6.5%) of the aggregate gross proceeds raised in the Offering as underwriting discounts and commissions. The Company paid $100,000 of the Underwriter’s out-of-pocket accountable expenses in connection with the Offering.

The Offering closed on March 21, 2025. The net proceeds to the Company from the Offering were approximately $15 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company intends to use the net proceeds for working capital and general corporate purposes, including research and development as well as marketing and sales of the Company’s products. Additionally, the Company used approximately 14% of the net proceeds to repay the outstanding balance of the June 2024 Note.

The Offering was made pursuant to a registration statement on Form S-1 (File No. 333-285872), which was initially filed with the SEC on March 18, 2025, and declared effective by the SEC on March 20, 2025, and a registration statement on Form S-1 (File No. 333- 285981), which was filed with the SEC on March 20, 2025 and became effective upon filing. The final prospectus relating to the Offering was filed with the SEC on March 21, 2025.

Subsequent Exercise of Series A Warrants

Subsequent to March 31, 2025, the Company has issued an aggregate of 1,946,710,549 common shares upon exercise of the Series A Warrants pursuant to the alternate cashless exercise provision. The fair value of the exercised warrants in the amount of $14,396,075 were recorded to equity. As of May 19, 2025, 2,352 Series A Warrants remain outstanding, which may result in the issuance of up to 45,681 additional common shares, assuming exercise on an alternate cashless basis at the floor price of $0.0251.

Termination of Loan Documents

On March 29, 2025, the Company entered into a letter agreement with Braebeacon Holdings Inc. (“Braebeacon”) to formally terminate the following loan agreements, under which the Company received no loan funds prior to such termination: (i) the Note Purchase Agreement, dated November 13, 2024, between the Company and Braebeacon; (ii) the Secured Promissory Note, dated November 13, 2024, issued by the Company to Braebeacon; (iii) the Security Agreement, dated November 13, 2024, executed by the Company in favor of Braebeacon; (iv) the Security Agreement, dated November 13, 2024, executed by Damon Motors, Inc., a wholly owned subsidiary of the Company, in favor of Braebeacon; (v) the Intellectual Property Security Agreement, dated November 13, 2024, executed by Damon Motors, Inc. in favor of Braebeacon; (vi) the Guaranty, dated November 13, 2024, executed by Damon Motors, Inc. in favor of Braebeacon; and (vii) the Guaranty, dated November 13, 2024, executed by Damon Motors Corporation, a wholly owned subsidiary of the Company, in favor of Braebeacon.

Additionally, the Company entered into a letter agreement with East West Capital, LLC (“East West,” and together with Braebeacon, the “Note Holders”) to formally terminate the following loan agreements, under which the Company received no loan funds prior to such termination: (i) the Note Purchase Agreement, dated November 13, 2024, between the Company and East West; (ii) the Secured Promissory Note, dated November 13, 2024, issued by the Company to East West; (iii) the Security Agreement, dated November 13, 2024, executed by the Company in favor of East West; (iv) the Security Agreement, dated November 13, 2024, executed by Damon Motors, Inc. in favor of East West; (v) the Intellectual Property Security Agreement, dated November 13, 2024, executed by Damon Motors, Inc. in favor of East West; (vi) the Guaranty, dated November 13, 2024, executed by Damon Motors, Inc. in favor of East West; and (vii) the Guaranty, dated November 13, 2024, executed by Damon Motors Corporation in favor of East West.

Under the letter agreements, the Company and each Note Holder acknowledged that, as of the termination date, no amounts had been funded under the respective Note Purchase Agreements or Secured Promissory Notes. As a result of such terminations, all rights and obligations of the parties under the terminated agreements have been extinguished and are of no further force or effect.

Technical Design Agreement

On April 4, 2025, the Company entered into a Technical Design Agreement (the “Agreement”) with Engines Engineering S.p.a. (“EE”), an Italian corporation specializing in vehicle engineering, design and development, to provide such services for development of the Company’s HyperSport Race electric motorcycle (the “Project”).

Under the Agreement, EE will be responsible for delivering services in multiple areas including technical compliance, component selection, development and validation testing, and prototyping. The Project is structured into nine development phases continuing through March 2026, with specific milestones and deliverables required at each phase.

The total contract value of the Agreement is €1,581,670, with half of the amount invoiced on the date of the Agreement, and the remaining half tied to milestone-based deliverables for each phase of the Project, to be invoiced in installments following the Company’s acceptance of the corresponding phase.

Pursuant to the Agreement, all work product developed under the Agreement will be owned by the Company upon full payment for the applicable phase, while EE retains ownership of its pre-existing intellectual property and grants the Company an irrevocable, perpetual, nonexclusive, worldwide and paid-up license to use such intellectual property and create derivative works from it when used as part of or in support of the work product developed under the Agreement.

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

There have been no significant changes to our critical accounting estimates as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended June 30, 2024 and 2023 included in the information statement filed as Exhibit 99.1 to the amended registration statement on Form 10-12B filed with the SEC on September 26, 2024, except as disclosed below.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the FASB Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

Results of Operations

The following financial information is for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Revenue	$81,411	$-	$130,934	$-
Cost of revenue	40,161	-	61,493	-
Gross profit	41,250	-	69,441	-

Operating expenses:
Research and development, net	959,672	1,805,747	2,014,226	3,760,318
General and administrative	3,702,113	1,531,065	6,674,473	4,895,715
Sales and marketing	185,776	201,509	538,321	774,481
Transaction costs	203,000	-	5,620,436	-
Depreciation	61,090	74,791	175,902	229,643
Impairment	14,119,955	-	14,119,955	-
Foreign currency transaction loss/(gain)	115,476	(137,337)	(119,103)	(176,575)
Total operating expenses	19,347,082	3,475,775	29,024,210	9,483,582

Operating loss	(19,305,832)	(3,475,775)	(28,954,769)	(9,483,582)

Other non-operating income / (loss)	(5,857,606)	(9,621,158)	26,600,259	(16,121,402)
Current income tax recovery		-	5	-
Net loss	$(25,163,438)	$(13,096,933)	$(2,354,505)	$(25,604,984)

Revenue

The Company derives revenue from the sale of software and software as a service. Revenue for the three and nine months ended March 31, 2025 was $81,411 and $130,934, respectively, compared to $nil for the three and nine months ended March 31, 2024. The increase of revenue was due to the Company having consolidated the newly acquired subsidiary, Grafiti Limited. Grafiti Limited generates revenue from providing scientific software products and services. All the revenue post to the acquisition date has been consolidated by the Company.

Cost of revenue and gross profit

Cost of revenues for the three and nine months ended March 31, 2025 were $40,161 and $61,493, respectively, compared to $nil for the three and nine months ended March 31, 2024. The gross profit margin for the three and nine months ended March 31, 2025 were 51% and 53%, respectively.

Research and development expenses

Research and development expenses were $959,672 for the three months ended March 31, 2025, compared to $1,805,747 for the three months ended March 31, 2024. The decrease of $846,075 was primarily due to the following:

●	salaries decreased by approximately $798,000;

●	rent expense decreased by approximately $167,000;

●	lab supplies and materials decreased by approximately $120,000; partially offset by

●	engineering contract expense increased by approximately $239K.

Research and development expenses were $2,014,226 for the nine months ended March 31, 2025, compared to $3,760,318 for the nine months ended March 31, 2024. The decrease of $1,746,092 was primarily due to the following:

●	Salaries decreased by approximately $1,942,000;

●	Lad supplies and materials decreased by approximately $540,000;

●	rent decreased by approximately $294,000;

●	share-based compensation expense decreased by approximately $206,000;

●	other expenses decreased by approximately $102,000; partially offset by

●	Canadian Scientific Research & Development tax credits received decreased by approximately $1,099,000;

●	engineering contract expense increased by approximately $239,000.

The Company anticipates research and development expenses will increase as the Company entered into a Technical Design Agreement for the development of the Company’s HyperSport Race electric motorcycle.

General and administrative expenses

For the three months ended March 31, 2025, general and administrative expenses were $3,702,113, compared to $1,531,065 for the three months ended March 31, 2024. The increase of $2,171,048 was primarily due to the following:

●	professional fee increased by approximately $809,000;

●	salaries increased by approximately $672,000;

●	insurance increased by approximately $178,000;
●	audit and consulting fee increased by approximately $177,000;

●	investor relation expense decreased by approximately $123,000;

●	rent increased by approximately $113,000;

●	other expenses increased by approximately $99,000.

 For the nine months ended March 31, 2025, general and administrative expenses were $6,674,473, compared to $4,895,715 for the nine months ended March 31, 2024. The increase of $1,778,758 was primarily due to the following:

●	professional fee increased by approximately $960,000;

●	investor relation expense increased by approximately $742,000;

●	salaries increased by approximately $655,000;

rent expense increased by approximately $213,000;

●	insurance expense increased by approximately $199,000; partially offset by

●	legal fee decreased by approximately $487,000;

●	audit and consulting fee decreased by approximately $323,000;

●	share-based compensation expense decreased by approximately $122,000.

●	other expense decreased by approximately $58,000;

The Company anticipates that general and administrative expenses will be consistent with previous quarters to year end.

Sales and marketing expenses

Sales and marketing expenses were $185,776 for the three months ended March 31, 2025, compared to $201,509 for the three months ended March 31, 2024. Sales and marketing expenses were $538,321 for the nine months ended March 31, 2025, compared to $774,481 for the nine months ended March 31, 2024. The decrease in sales and marketing expenses was primarily attributable to the decreased sales and marketing activities.

The Company anticipates sales and marketing expenses will re increase in the coming months as we launch our HyperSport Race marketing campaigns.

Transaction costs

Transaction costs were $203,000 and $5,620,436 for the three and nine months ended March 31, 2025, respectively, compared to $nil for the three and nine months ended March 31, 2024. Transaction costs were legal, professional and consulting fees related to the business combination transaction completed in November 2024.

Impairment

For the three months and nine months ended March 31, 2025, the Company recorded a non-recurring impairment of goodwill in the amount of $14,045,955 and an impairment of intangible assets in the amount of $74,000, reducing the carrying value of goodwill and intangible assets to $nil.

Other non-operating income / (loss)

For the three months ended March 31, 2025, other non-operating loss were $5,857,606, compared to $9,621,158 for the three months ended March 31, 2024. The decrease of other non-operating loss of $3,763,552 was primarily due to the following:

●	loss from change in fair value of financial liabilities decreased by $8,201,000;

●	loss on extinguishment of debt decreased by approximately $720,000; partially offset by

●	finance expense for warrants issuance increased by approximately $4,739,000;

●	interest expense increased by approximately $418,000.

For the nine months ended March 31, 2025, other non-operating income were $26,600,259, compared to other non-operating loss of $16,121,402 for the nine months ended March 31, 2024. The increase of other non-operating income of $42,721,661 was primarily due to the following:

●	income from change in fair value of financial liabilities increased by approximately $47,273,000;

●	loss on extinguishment of debt decreased by approximately $720,000; partially offset by

●	finance expense for warrants issuance increased by approximately $4,739,000;

●	interest expense increased by approximately $532,000.

Net Loss

During the three months ended March 31, 2025, the Company incurred a net loss of $25,163,438, compared to a net loss of $13,096,933 for the three months ended March 31, 2024. The increase in net loss is mainly due to the Company recognized impairment of goodwill and intangible assets of $14,119,955 for the three months ended March 31, 2025. The increase in net loss was partially offset by the $nil fair value loss recognized in the three months ended March 31, 2025, compared to a fair value loss of $8,201,000 for the three months ended March 31, 2024.

During the nine months ended March 31, 2025, the Company incurred a net loss of $2,354,505, compared to a net loss of $25,604,984 for the nine months ended March 31, 2024. The decrease in net loss is mainly due to the income from change in fair value of financial liabilities of $34,333,573 for the nine months ended March 31, 2025, compared to the loss from change in fair value of financial liabilities of $12,939,830 for the nine months ended March 31, 2024. Upon the completion of Business Combination, the convertible notes were mandatorily converted into 16,496,750 Damon Motor’s common shares. Upon conversion, the carrying value of the convertible debt approximates fair value of the shares issued.

Liquidity and Capital Resources

As of March 31, 2025, the Company had cash of $7,555,820, and working capital deficiency of approximately $21.1 million. The Company’s accumulated deficit and expected future losses cast substantial doubt upon its ability to continue as a going concern. Furthermore, the Company had negative cash flows from operating activities of approximately $14.7 million for the nine months ended March 31, 2025. These operating losses and negative cash flows were mainly the result of on-going operating costs, transaction costs incurred due to the business combination and the public listing exercise and financing cost to sustain its operation. Based on the foregoing and its growth strategy, the Company expects to continue to make significant expenditures to expand its business and develop operations in the future. As a result, the Company may continue to incur operating losses and have negative cash flows in the short term, as it continues to execute on its growth strategy and develop operations to produce the motorcycles to meet delivery of the motorcycles in our order book. As such, the substantial doubt of the Company’s ability to continue as a going concern has not been alleviated by management’s plans.

The Company’s primary sources of liquidity used in the funding of its operations and the execution of its growth comes from on-going fund raised in the form of issuance of share capital. The Company cannot provide assurance that the Company will secure financing in a timely manner.

Summary of Cash Flows

	Nine Months Ended
	March 31, 2025	March 31, 2024
Cash Flows:
Cash flows used in operating activities	$(14,676,985)	$(10,746,591)
Cash flows provided by investing activities	77,270	-
Cash flows provided by financing activities	21,774,284	8,701,545
Increase / (decrease) in cash	$7,174,569	$(2,045,046)

Cash Flows from Operating Activities

During the nine months ended March 31, 2025, cash used in operating activities was $14,676,985, compared with $10,746,591 for the nine months ended March 31, 2024. Cash used in operating activities increased by $3,930,394 principally as a result of an increase of operating expenses by approximately $19,541,000, partially offset by the non-cash impairment loss of approximately $14,130,000 and other non-cash items and changes in working capital of approximately $1,481,000.

Cash Flows from Investing Activities

During the nine months ended March 31, 2025, cash provided by investing activities were $77,270, representing cash acquired through the Business Combination. During the nine months ended March 31, 2024, $nil cash provided by investing activities.

Cash Flows from Financing Activities

During the nine months ended March 31, 2025, cash provided by financing activities were $21,774,284 compared with $8,701,545 for the nine months ended March 31, 2024. The increase of $13,072,739 was primarily due to the following:

●	the Company received cash of approximately $14,767,000 from the recent financing completed in March 2025;

●	proceeds from pre-paid purchase increased by approximately $4,400,000;

●	proceeds from Streeterville notes increased by approximately $3,150,000;

●	proceeds from promissory notes increased by approximately $929,000;

●	proceeds from senior secured promissory notes increased by approximately $596,000; partially offset by

●	proceeds from convertible notes decreased by approximately $8,470,000;

●	payments of debt increased by approximately $2,240,000.

●	proceeds from stock options exercise decreased by approximately $59,000.

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

As required by Rule 13a-15 or 15d-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, being March 31, 2025. This evaluation was carried out by our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

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

Management is continuing to enhance and document the design and implementation of its internal control systems and has begun performing testing of certain controls, as part of its ongoing efforts to address the identified material weaknesses.

Changes in Internal Controls Over Financial Reporting

The material weakness described above has not been remediated as of March 31, 2025. Other than the ongoing progress toward completing documentation and testing of the internal control systems of key financial cycles, there were no changes in our internal controls (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 7, 2025, the Company was served with a notice of civil claim (the “Notice”), which was filed on February 28, 2025, in the Supreme Court of British Columbia by Damon Jay Mercredi Giraud, former director and CEO of the Company (the “Plaintiff”), against the Company and all of the directors of the Company. The Notice alleges, among other things, that in connection with the Plaintiff’s resignation (i) the Board agreed to certain settlement terms which included provisions related to the payment of a listing bonus contingent on the Company’s successful listing on a recognized stock exchange (the “Listing Bonus”) and backpay for unpaid wages; and (ii) after the effective date of the Plaintiff’s resignation, the Company provided the Plaintiff with a written settlement agreement which fundamentally altered the terms of the previously agreed settlement terms, including the payment date for the Listing Bonus and backpay for unpaid wages; and (iii) that the Company has not discharged its obligations pursuant to the alleged settlement terms and (iv) that the Plaintiff received a letter from major shareholders containing unfounded accusations against the Plaintiff and threatening him with legal action, and that such letter was sent by or at the direction of the Company. The Company is required to respond within 21 days after the date a copy of the Notice was served. As of the date of the filing, neither the Company or its directors have responded to the Notice and the Company denies the allegations of wrongdoing described in the Notice. The relief sought by the Plaintiff includes, among others, specific performance of the allegedly original verbal settlement terms, an order assigning any debts in the Plaintiff’s name owed by the Company to the Company, and special costs, or, in the alternative, breach of an employment contract, and damages for wrongful dismissal.

On April 11, 2025, Andy DeFrancesco (“DeFrancesco”) filed a notice of civil claim (the “Claim”) against the Company in the Supreme Court of British Columbia. In the Claim, DeFrancesco alleges that, in or around October 2023, the Company’s executives verbally agreed to issue $3.2 million worth of the Company’s shares (the “Shares”) to DeFrancesco in exchange for past and future services provided to Damon, including advising and working with the Company on financings and other operational aspects. DeFrancesco further alleges the Shares were to be provided as soon as possible and that he delivered an irrevocable direction regarding delivery of the shares in November 2023, however the Company has refused to issue the Shares. The relief sought by DeFrancesco includes specific performance of the alleged verbal agreement and damages for loss of opportunities caused by the alleged breach of contract or, alternatively, unjust enrichment on a quantum meruit basis for the services allegedly provided by DeFrancesco. The Company filed a response to the Civil Claim (defense) on May 9, 2025, denying all allegations.

Item 1A. Risk Factors

In addition to the risk factors below and the other information set forth in this Form 10-Q, you should carefully consider the risk factors in the “Risk Factors” section of the Company’s registration statement on Form S-1 filed on March 18, 2025, which are incorporated herein by reference. Our business, results of operations and financial condition could be materially adversely affected by these risks.

The Company is currently subject to a delisting determination by the staff of Nasdaq, and trading of its common shares was halted on April 29, 2025. The Company expects that after its common shares are delisted from Nasdaq, its common shares to begin trading on the OTC Pink Current Market, which may affect the market price and liquidity of the shares and could limit the Company’s ability to raise additional capital.

The Nasdaq Stock Market LLC requires listed companies to comply with certain standards in order to remain listed. On January 7, 2025, the Company received notice from the Listing Qualifications Staff (the “Staff”) of Nasdaq that for the 30 consecutive business days from November 18, 2024 to January 6, 2025, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company was provided 180 calendar days, or until July 7, 2025, to regain compliance with the MVLS Requirement.

On January 22, 2025, the Company received notice from the Staff that the bid price of its common shares had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until July 21, 2025, to regain compliance with the Minimum Bid Price Requirement.

On March 20, 2025, the Company received notice from the Staff that, for the 30 consecutive business days from February 3, 2025 to March 19, 2025, the Company’s Market Value of Publicly Held Shares (“MVPHS”) had not maintained a minimum aggregate market value of $15,000,000 required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company was provided 180 calendar days, or until September 16, 2025, to regain compliance with the MVPHS Requirement.

On April 4, 2025, the Company received notice (the “April 4 Letter”) from Nasdaq that the Staff has determined that as of April 3, 2025, the Company’s common shares had a closing bid price of $0.10 or less for ten consecutive trading days, triggering application of Listing Rule 5810(c)(3)(A)(iii) which states in part: if during any compliance period specified in Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security. As a result, the Staff has determined to delist the Company’s common shares from the Nasdaq Global Market, unless the Company timely requests an appeal of the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

On April 25, 2025, the Company received a notification letter from the Staff, stating that based on its review of the Company’s public filings with the SEC, its staff has determined to delist the Company’s securities pursuant to its discretionary authority under Listing Rule 5101. Specifically, as set forth in the letter, Nasdaq’s staff determined that the Company’s issuance of securities pursuant to the underwriting agreement dated March 20, 2025, particularly the Series A warrants exercisable on an alternate cashless basis as described in the Company’s prior SEC filings, raises public interest concerns because the issuance resulted in substantial dilution for its shareholders. Accordingly, as set forth in the letter, this matter serves as an additional basis for delisting the Company’s securities from Nasdaq.

On April 29, 2025, the Nasdaq staff informed the Company that, pursuant to the staff’s authority under Listing Rule 4120(a)(5), trading in its shares on Nasdaq has been halted pending the outcome of the Panel hearing, unless the staff determines to lift the halt prior to the hearing. To enable the Company’s common shares to trade on an alternative market, the Company has determined to forego its right to appeal Nasdaq’s delisting determination. The Nasdaq staff has informed the Company that its common shares will resume trading on Nasdaq for one trading day, on May 19, 2025, prior to suspending the common shares as of the following trading day.

The Company currently expects that its common shares will begin trading on the OTC Pink Current Market maintained by OTC Markets on May 20, 2025, in accordance with Rule 15c2-11(f)(1) under the Exchange Act. The OTC Pink Current Market will become the OTCID Basic Market effective as of July 1, 2025. The Company is also seeking to have its shares posted for trading on the OTCQB Venture Market (“OTCQB”), though no assurance can be provided that the Company will be able to satisfy the criteria for trading on the OTCQB or that the staff of OTC Markets will approve the posting of the Company’s shares for trading on the OTCQB.

Delisting from the Nasdaq could make trading our common shares more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, shareholders may have a difficult time getting a quote for the sale or purchase of our shares, the sale or purchase of our shares would likely be made more difficult and the trading volume and liquidity of our shares could decline. Delisting from Nasdaq could also result in negative publicity and make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common shares as transaction consideration or the value accorded our common shares by other parties. Further, following delisting, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common shares and the ability of our shareholders to sell our common shares in the secondary market. Once delisted, they may come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors.

While we currently anticipate our common shares will begin trading on the OTC Pink Current Market after our common shares are delisted from Nasdaq, there is no guarantee that such trading will proceed as expected. If we are unable to resume trading, investors will face further limitations in the liquidity of our common shares, and our ability to raise capital, continue as a going concern, and maintain investor confidence could be materially and adversely affected. If our common shares are delisted from Nasdaq and our shares are unable to resume trading on any market, we may also face cash payment obligations and trigger defaults under our existing financing arrangements with Streeterville, which could further strain our liquidity position and ability to continue as a going concern.

Our stock price has been volatile, and the issuance of shares upon the exercise of Series A Warrants has resulted in significant dilution. Additional issuances under our current financing arrangements with Streeterville or other new issuances could further depress the market price of our common shares.

Following the closing of the underwritten registered offering on March 21, 2025 (the “Offering”), investors began exercising their Series A Warrants on an alternate cashless basis, resulting in the issuance of 2,293,412,544 common shares by the Company. As of May 19, 2025, 2,352 Series A Warrants remain outstanding, which may result in the issuance of up to 45,681 additional common shares, assuming exercise on an alternative cashless basis at the floor price of $0.0251.

In connection with the Offering, the floor price under the June 2024 Note has been adjusted to $0.0251. As of May 19, 2025, the outstanding principal amount was partially repaid and reduced to $4,491,700, with an additional $570,578 in accrued unpaid interest, which may result in an issuance of 201,684,382 common shares assuming Streeterville will convert the remaining balance under the June 2024 Note at the floor price of $0.0251.

Additionally, as of May 19, 2025, the outstanding principal balance under the December 2024 SPA was $3,158,000, with an additional $97,080 in accrued unpaid interest. Streeterville may make purchases of common shares in satisfaction of outstanding pre-paid purchases pursuant to the pricing formula set forth in the December 2024 SPA. If the Company receives additional funding under the total $10,000,000 commitment or if Streeterville elects to purchase common shares in satisfaction of the outstanding balance under the December 2024 SPA, further issuances of common shares may occur.

In addition to these financing arrangements, the Company may issue additional common shares to settle outstanding obligations, raise capital, or compensate employees and service providers. For example, in connection with the settlement of certain fees owed to a former financial advisor, the Company has agreed to pay either cash or issue common shares in the amount of $1,000,000 no later than May 21, 2025, based on a pricing formula as described in greater detail in the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2025; and the Company has also agreed to register any such issued shares no later than one trading day following their issuance. The Company is generally not restricted from issuing additional common shares or securities convertible into or exchangeable for common shares. Under our Articles and British Columbia corporate law, we are authorized to issue an unlimited number of common shares. Any actual or anticipated future issuances, particularly those at prices below the current market price, could significantly dilute existing shareholders, depress our share price, and impair our ability to raise capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during the quarter ended March 31, 2025 that were not previously reported in current reports on Form 8-K filed with the SEC.

c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

c) Rule 10b5-1 Trading Plans.

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

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

DAMON INC.

Date: May 19, 2025	By:	/s/ Dominique Kwong
Dominique Kwong
Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation, and Notice of Articles (latest updated)	Form 10-Q	001-42190	3.1	December 18, 2024
3.2	Articles	Form 8-K	001-42190	3.1	November 18, 2024
4.1	Form of Series A Warrant.	Form 8-K	001-42190	4.1	March 25, 2025
4.2	Form of Underwriter’s Warrant.	Form 8-K	001-42190	4.2	March 25, 2025
10.1	Amendment No. 2 to Secured Promissory Note, dated February 27, 2025.	Form 8-K	001-42190	10.1	February 27, 2025
10.2	Amendment No. 1 to Securities Purchase Agreement, dated February 27, 2025.	Form 8-K	001-42190	10.2	February 27, 2025
10.3	Underwriting Agreement, dated as of March 20, 2025, by and between Damon Inc. and Maxim Group LLC.	Form 8-K	001-42190	10.1	March 25, 2025
10.4*	Amendment to Interim Executive Employment Agreement, dated May 4, 2025, between Damon Inc. and Dominique Kwong.				Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

*	Indicates a management contract or compensatory plan.
#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.