Form 10-K
period 2025-06-30
Damon Inc.
filed 2025-09-30
CIK 2000640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-42190

DAMON INC.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4601 Canada Way,

Suite #402
Burnaby, BC V5G 4X7

(Address of principal executive offices)

(Zip Code)

(236) 326-3619

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares	DMN*	The Nasdaq Stock Market LLC*

*	The Nasdaq Stock Market LLC has determined to delist the Company’s common shares and filed a Form 25 with the U.S. Securities and Exchange Commission on July 18, 2025. As a result, the Company’s registration under Section 12(b) of the Securities Exchange Act of 1934, as amended, is expected to terminate on October 16, 2025, and its common shares are expected to become registered under Section 12(g) thereafter. The Company’s common shares are currently quoted on the OTCIQ Basic Market, operated by OTC Markets Group Inc., under the symbol “DMNIF.”

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $17,355,619 based upon the closing price reported for such date on the Nasdaq Stock Market LLC (“Nasdaq”).

As of September 29, 2025, there were 19,603,815 shares of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DAMON INC.

i

EXPLANATORY NOTE

About the Company

On December 27, 2023 (the “record date”), we were spun off by our former parent company, XTI Aerospace Inc., formerly known as Inpixon (the “Parent”), by means of a transfer of all of our then outstanding common shares held by the Parent (the “spinoff shares”) to the Grafiti Holding Inc. Liquidating Trust (the “trust”), to be held for the benefit of holders of the Parent’s common stock, preferred stock and those outstanding warrants that were contractually entitled to participate in the distribution (collectively, the “participating Parent securityholders”). Following the effectiveness of our registration statement on Form 10-12B filed in connection with the spinoff on November 12, 2024, the trust delivered the spinoff shares to the participating Parent securityholders, as beneficiaries of the trust, pro rata in accordance with their ownership of shares or underlying shares of the Parent’s common stock as of the record date.

On November 13, 2024, we completed a business combination transaction with Damon Motors Inc. (“Damon Motors”), resulting in Damon Motors becoming our wholly-owned subsidiary (the “Business Combination”). Upon completion of the Business Combination with Damon Motors, we changed our corporate name from “Grafiti Holding Inc.” to “Damon Inc.” For further information about these transactions, please refer to the current report on Form 8-K filed by us with the Securities and Exchange Commission (the “SEC”) on November 18, 2024.

Unless otherwise stated or the context otherwise requires, “we,” the “Company,” “us,” “our” and similar terms refer to Damon Inc. (“Damon”), formerly known as Grafiti Holding Inc. (“Grafiti Holding”), and as appropriate, its subsidiaries.

In this report, references to a fiscal year (e.g., “Fiscal Year 2025”) refer to the fiscal year ended on June 30 of that year.

About Our Foreign Private Issuer Status

As a corporation organized under the laws of British Columbia, Canada, the Company qualifies as a “foreign private issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) in the United States, based on the applicable criteria as of the last business day of the Company’s most recently completed second fiscal quarter, ended December 31, 2024. Notwithstanding the Company’s qualification as a foreign private issuer, the Company has voluntarily chosen to file with the U.S. Securities and Exchange Commission (the “SEC”) periodic and current reports and registration statements on forms prescribed for U.S. domestic issuers, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and registration statements on Form S-1, instead of filing on the reporting and registration forms available to foreign private issuers.

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

About Our Reverse Stock Split

The Company effected a reverse stock split of its outstanding common shares at a ratio of 1-for-125, effective as of July 3, 2025. No fractional shares were issued; fractional shares less than one-half were cancelled, and those equal to or greater than one-half were rounded up to one whole share. We have reflected the reverse stock split herein, unless otherwise indicated.

All dollar amounts in this Annual Report on Form 10-K are presented in United States dollars, unless otherwise indicated, which is the functional currency of the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the projections discussed in these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or projections include, among other things:

(i)	the risk that the price of common shares may be volatile due to a variety of factors, including changes in the highly competitive industries in which the Company operates, variations in performance across competitors, changes in laws or regulations that may impose additional costs and compliance burdens on the Company’s operations, changes in technologies, global supply chain disruptions and shortages and macro-economic and social environments affecting the Company’s businesses;

(ii)	the inability to implement the Company’s business plans, forecasts and other expectations, or identify and realize additional opportunities;

(iii)	the risk that the Company has not achieved sales and production capacity at scale, and that the Company and its current and future collaborators may be unable to successfully develop and market the Company’s electric personal mobility products or solutions, or may experience significant delays in doing so;

(iv)	the risk that the Company may never achieve or sustain profitability;

(v)	the risk of the Company’s ability to continue as a going concern;

(vi)	the risk of the Company’s status as a foreign private issuer;

(vii)	the impact of our recent delisting from Nasdaq and the Company’s ability to develop and maintain adequate trading liquidity on the OTCID Basic Market;

(viii)	the risk that the Company may be unable to raise additional capital on acceptable terms or in sufficient amounts to finance our operations and remain a going concern;

(ix)	the risk that the Company continues to experience difficulties in expanding its operations or, if our operations are expanded, managing our growth;

(x)	any adverse changes in U.S., Canadian or global general economic, business, market, financial, political or legal conditions, including as a consequence of the ongoing uncertainties relating to inflation, interest rates, global supply chain disruptions, international trade tensions, armed conflicts, or other geopolitical developments;

(xi)	any inability to successfully create demand for our products and services and economically manufacture and distribute our electric personal mobility products at scale;

(xii)	reliance on key management and any inability to attract and/or retain key personnel;

(xiii)	any inability to raise additional funds to meet our capital requirements and pursue our growth strategy when and in the amounts needed;

(xiv)	any inability to secure adequate insurance coverage or a potential increase in insurance costs;

(xv)	our ability to develop and maintain effective internal controls;

(xvi)	the risk of potential litigation resulting in the diversion of management’s time and attention, and the Company’s access to capital needed to address any such litigation that may arise; and

(xvii)	any inability to secure adequate insurance coverage or a potential increase in insurance costs; and

(xviii)	other factors discussed in this report.

Management has included projections and estimates in this report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties, and a review of information filed by our competitors with the SEC or otherwise publicly available.

In some cases, you can identify forward-looking statements by terms such as “may”, “could”, “will”, “should”, “would”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “project” or “continue”, or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the heading “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. We do not intend to update or otherwise revise the forward-looking statements in this report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1: BUSINESS

Our Group Structure

The following organization chart indicates the intercorporate relationships of the Company and its significant subsidiaries, together with the jurisdiction of formation, incorporation or continuance of each entity, following the consummation of the Business Combination.

Our Business

Our Motorcycle and Other Personal Mobility Products Development Business through Damon Motors

The material business of the Company operates through Damon Motors. Damon Motors is a British Columbia based company aiming to commercialize a smart and technologically advanced motorcycle and other personal mobility products with zero emissions while maintaining performance and safety and incorporating connectivity and artificial intelligence, and to leverage its technologies through potential licensing, software-as-a-service (“SAAS”) and related service offerings.

Damon Inc., through its wholly-owned subsidiary, Damon Motors, is developing electric motorcycles and other personal mobility products and services that seek to empower the personal mobility industry through innovation, data intelligence and strategic partnerships. Damon Motors is developing technology and investing in the capabilities to lead an integrated personal mobility ecosystem from individual travels to last mile delivery. With decades of combined management and engineering experience across the team’s careers, and a commitment to low carbon personal mobility solutions, Damon Motors is seeking to introduce existing enthusiasts to high-performance electric products while bringing new riders to the motorcycle community with first of its kind advances in zero emissions motorcycle performance, safety, connectivity and artificial intelligence (“AI”).

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

Our SAVES Distribution Business Through Grafiti Limited

Damon, through its wholly-owned subsidiary, Grafiti Limited, distributes in the United Kingdom and certain other European countries data analytics and visualization software products referred to as SAVES primarily for scientists and engineers. Grafiti Limited products can be downloaded to a user’s desktop. These products help scientific research in the health and life sciences domain in the discovery of new drugs, in the study of the efficacy of established drugs and therapies, and in epidemic propagation research, among other applications. Engineers use our products for a multitude of applications which include, but are not limited to, conducting surface modelling analysis and curve fitting in order to design new engineering processes, studying signal attenuation and propagation in radio engineering. Potential automobile and motorcycle applications could include surface panel design for aerodynamics, aesthetic symmetry, and calculated asymmetry among others. We believe the Grafiti Limited regression analysis product could also be used for predicting vehicle sharing demand and pricing trends in various markets based on a wide range of variables.

Grafiti Limited was formed by the Parent on May 13, 2020 as a distribution arm for its SAVES products in the United Kingdom (the “UK”) market and part of the European market.

Our Corporate Strategy

Management continues to pursue a corporate strategy that is focused on building and developing our business as a provider of end-to-end solutions ranging from personal mobility products to the collection of data to delivering insights from that data to our customers with a focus on safety and data intelligence and engineering services. In connection with such strategy and to facilitate our long-term growth, we continue to evaluate various strategic opportunities, including partnerships with personal mobility products original equipment manufacturers (“OEMs”), and providers of complementary technologies and intellectual property (“IP”) to further our goals by adding technology, differentiation, customers and/or revenue. We are primarily looking for partnerships that have business value and operational synergies, but will be opportunistic for other strategic and/or attractive transactions. We believe these complementary technologies will add value to the Company and allow us to provide a comprehensive integrated personal mobility ecosystem to our customers. In addition, we may seek to expand our capabilities around safety, security, AI, augmented reality and virtual reality or other high growth sectors. Candidates with proven technologies and personal mobility products that complement our overall strategy may come from anywhere in the world, as long as there are strategic and financial reasons to establish the partnership. We are also exploring opportunities that will supplement our revenue growth, which may include accretive acquisitions that provide business value and operational synergies, as well as other opportunistic or strategic transactions that we believe may increase overall shareholder value. These may include, but are not limited to, alternative investment opportunities, such as minority investments, acquisitions or joint ventures. If we make any acquisitions in the future, we expect that we may pay for such acquisitions using our equity securities and/or cash and debt financings in combinations appropriate for each acquisition.

Our Market

EV Growth Worldwide

According to the International Energy Agency’s April 2023 Global EV Outlook, global electric car markets are seeing rapid growth as sales exceed 10 million units in 2022. A total of 16% of all new cars sold were electric in 2022, up from around 9% in 2021 and less than 5% in 2020. Three geographic markets dominated global sales. China was the frontrunner, accounting for around 60% of global electric car sales. More than half of the electric cars on roads worldwide are now in China and the country has already exceeded its 2025 target for new energy vehicle sales. In Europe, the second largest market, electric car sales increased by over 15% in 2022, meaning that more than one in every five cars sold was electric. Electric car sales in the United States – the third largest market – increased 55% in 2022, reaching a sales share of 8%. The rest of the world accounts for about 2%.

EV Growth in the North American and European Markets

As reported by Silas Smith of way.com, in North America, the percentage of electric cars hit a new high in early 2022. During the first quarter of 2022, the number of EV registrations increased by 60% despite the generally slow performance of the overall market. During the initial nine months of 2022, a total of 530,577 electric cars were sold in the US. These numbers are only for BEVs. The figures do not include plug-in HEV and Hybrid Electric Vehicles. Almost 65% of these percentage of electric cars were Tesla. As early as 2026, S&P Global Mobility expects the total of new EV models available to break 200 in the US market, as the ICE new model count continues a steady decline. In late 2027/early 2028, the total model count should be at its apex — with the number of options across all propulsion system designs approaching 650. The situation is expected to be similar in Europe. S&P Global Mobility forecasts that the three propulsion system designs — EV, hybrid, and ICE — will each account for between 29% and 36% of the market by the end of this decade. After that, EV share is expected to continue to grow while hybrid plateaus and then joins ICE in a continuous, but slow, decline.

Motorcycle Market Today

The global two wheel industry is a $127 billion industry, according to data from Fortune Business Insight 2025. Global Industry Sales Report, and there are more than 180M motorcycles and scooters produced per year, which exceeds the number of passenger cars and light trucks produced per year on a combined basis.

Damon’s strategy is to provide premium and high-technology electric motorcycle offerings for each highway-capable motorcycle segment, priced competitively with the other available options with the goal of becoming a leading motorcycle manufacturer with electric motorcycles that outperform comparable gas bikes.

The relevant electric vehicle markets for Damon includes:

●	small and large scooters

●	light, medium and heavy motorcycle; and

●	small and large three-wheelers.

Damon’s current core capabilities are in the light, medium and heavy motorcycle segments. Fortune Business Insights 2025 Report reported $127 billion in two wheel transportation, which skewed towards the markets in Asia and Europe, while the sales of medium and heavy motorcycles totaled $11.2 billion, growing at a CAGR of 7.2% and concentrated in North America and Europe, where customers more often choose heavier models.

The North American market accounts for the majority of the market’s profits, whereas the majority of volume is accounted for in Southeast Asia, albeit with significantly lower margins than the North American market. That said, according to Motorcycles Data 2022 Global Industry Sales Report, the average priced motorcycle purchased in Southeast Asia has risen above $2,400, with the fastest growing segment now priced at $3,000. This increase in price is driven mainly by the increasing middle-class incomes across a younger population, where 1 out of every 2 people is now under the age of 40.

Competitive Landscape

The motorcycle market is highly competitive, and Damon expects it will become even more so in the future. Currently, Damon’s competition for its vehicles comes principally from manufacturers of motorcycles with internal combustion engines powered by gasoline, including in the premium and other segments of its business. Although Damon intends to strategically enter the premium electric vehicle segment, it similarly expects this segment will become more competitive in the future as a result of new entrants, both from established brands and start-up companies from various regions of the globe.

Many of Damon’s current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than Damon and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Based on publicly available information, a number of Damon’s competitors already have displayed prototype electric motorcycles and have announced target availability and production timelines, while others have launched pilot programs or full commercial offerings in certain markets.

Notably, Damon expects competition in its industry to intensify in the future, considering increased demand and regulatory push for alternative fuel vehicles, continuing globalization and consolidation in the worldwide motorcycle industry. Factors affecting competition include, among others, product quality and features, innovation and development time, pricing, reliability, safety, fuel and energy economy, customer service (including breadth of service network) and financing terms. Damon’s ability to successfully compete in the motorcycle industry will be fundamental to its future success in existing and new markets and its market share. There can be no assurance that Damon will be able to compete successfully in the markets in which it operates. If Damon’s competitors introduce new models or services that successfully compete with or surpass the quality, price, performance or availability of Damon’s vehicles or services, it may be unable to satisfy existing customers or attract new customers at the prices and levels that would allow it to generate attractive rates of return on its investment. Increased competition could result in lower vehicle unit sales, price reductions and revenue shortfalls, loss of customers and loss of market share, which may materially adversely affect Damon’s business, financial condition, operating results and prospects.

Damon’s expects competition from two primary segments:

●	first, from leading traditional internal combustion engine-focused companies including BMW, Honda, Ducati and Triumph. These companies have the ability to scale manufacturing and leverage global distribution capabilities, but do not currently offer a premium electric motorcycle in market. However, some of these companies are beginning to explore entering the electric motorcycle market, albeit typically they do so first with the lowest cost motorcycles and scooters, lower technological know-how required and reduced cannibalization of their high-margin products necessary to enter the bottom segments of the market; and

●	second, electric vehicle-focused companies, including LiveWire, Zero and Energica that have product in market today. Damon’s focus is to provide higher performing motorcycles with enhanced safety features relative to these current products. Unlike LiveWire, which is majority owned by Harley Davidson, Zero and Energica have motorcycles in the market today but lack the global manufacturing and distribution capabilities of the major ICE players.

While Damon expects competition to grow as the market shifts to electric and more players begin to make serious investments, Damon believes it is well- positioned with its combination of commitment, capabilities and advanced technology to lead the growing electric motorcycle market.

Damon’s Competitive Strengths

We are striving to grow and generate strong financial performance by leveraging our distinct competitive strengths, each of which we believe provide competitive advantages. These include:

Highly qualified and knowledgeable management team

Damon has assembled a top team of innovative electric vehicle and Advanced Driver Assistance Systems (ADAS) engineers and management team members with backgrounds spanning design, development and manufacturing who have developed a wide array of electric vehicles, from buses, to cars, motorcycles, vertical take-off and landing vehicles (VTOL’s) and transport trucks across world class companies such as Apple, BMW, Daimler, Uber Elevate, and others.

Best-in-class strategic partners and suppliers

Damon’s world class strategic partners and suppliers, such as Continental, Fukuta, Brembo, Ohlins, Pirelli, Auteco, Indika Energy, Engines Engineering and others, are among the leaders in their respective fields, and Damon believes that such relationships will allow Damon to successfully pursue a competitive position in the global electric motorcycle market. Strategic partners also allow for asset light assembly, instead of building our own factory. Our go-to-market manufacturing strategy is designed to enable scalable production with limited upfront cost.

Head start in the market

Damon believes it has a significant competitive advantage stemming from the coordinated application of multiple new technologies. With more than $75 million invested to date, Damon’s product designs offer advanced vehicle range and power at a reduced overall mass and are developed to solve fundamental problems that motorcyclists frequently experience that have long been poorly addressed. These include noise, emissions, range, safety, comfort and digital connectivity.

Patents and trade secrets

Damon’s patent portfolio of 33 national and international parents awarded or filed and collection of trade secrets will further protect this new class of motorcycles. With more than 10 billion media impressions and 1200 original earned articles in 2022, as measured by unique visitors and reach based on BPA audited publications using databases such as Muckrack, Cision and Google Analytics, Damon believes its technological competitive advantage is well infused into its brand.

Planned direct to customer distribution

Damon’s business plan includes selling direct to consumers. Damon believes that selling over the internet, shipping direct and owning and eventually operating its own Damon experience centers will provide a key sales and distribution advantage over established players, allowing for high margin retention and a vital information feedback loop from customers that will inform manufacturing and vehicle design, while also providing higher profit margins and lower customer acquisition costs over time. The ability to sell motorcycles directly to consumers has shown to be viable in the electric car space; however, it is uncommon in motorcycles. Damon believes its ability to generate vehicle reservations directly from consumers to date is a promising indicator for its direct sales model. Damon’s expects to continue to generate an evangelistic brand and following, with a backlog currently extending into 2026.

Vertical Integration

Traditional OEMs are structured to produce mechanical machines, but they generally move slowly when it comes to safety innovation, software, or deep platform machine learning integration between hardware and software. Their business models can prevent the rapid expansion into emerging technologies and that is where Damon believes it will have an advantage. Damon was built from the ground up to combine hardware, software, and AI into a single, future-ready system.  Damon’s comprehensive rider intelligence and connected services platform, Damon I/O, is designed to power advanced features, data intelligence, and over-the-air updates, which can allow every vehicle we produce to become smarter over time.  Damon controls both the hardware and software stack, which Damon believes will allow for tighter product experience and stronger margins.

Our SAVES Market

We distribute SAVES products in the UK market and part of the European market. Grafiti Limited’s strategy is to build a broader, long term customer base by increasing its sales of Grafiti Limited’s product offerings which will include cloud and Macintosh compatible data analytics and statistical visualization software products. We believe this will enable the Grafiti Limited business to focus on generating more recurring revenues in the future.

Our SAVES Customers

Our customers include academic institutions, engineers and scientists in a variety of industries including environmental sciences, behavioral sciences, medical research, and engineering.

By understanding our customers unique needs and considering the markets we target, we provide expert guidance, demonstrations, and ongoing support to maximize the value our software brings. Over 60% of our customers are academic institutions or scientist associated with them. Our channel partners account for approximately 25% of our revenue.

During the year ended June 30, 2025, the Company had 1 customer that accounted for 10% of revenue of the Company. See “Risk Factors - Our SAVES business relies on a limited number of key customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.”

Competition Faced by Our SAVES Business

We operate in a market characterized by intense competition from competitive products and their distributors and/or resellers, based on such factors as price, quality and depth of product lines and training, as well as service and support provided by the distributor to the customer. We believe we are well equipped to compete effectively with other distributors in all of these areas.

Our business is characterized by innovation and rapid change in the products we distribute. Originlab and Graphpad Prism are the main competitors of the products that we sell. These competitive products are characterized by the complexity of their user interfaces and the pre-supposition and in-depth understanding of statistics. Sigmaplot, on the other hand, has an interface that is as intuitive and simple to use and the statistical analyses available in Sigmaplot can be accessed through an intuitive and guided interface that makes the adoption of it by scientists and engineers less cumbersome and very time efficient. Sigmaplot is characterized by the richness of its graphs and their almost infinite customizability relative to our competitors’ graphing solutions. We offer multiple pricing models and believe our products are competitively priced.

Our Products and Services

Electric Motorcycles

Damon’s electric vehicles are developed with a set of proprietary design principles that elevate the brand, deliver differentiated riding experiences and bring emotion to electric propulsion. The initial product portfolio of motorcycle models will be built upon and utilize a single powertrain platform called HyperDrive™. As a patented, monocoque-constructed battery-chassis, HyperDrive houses a proprietary 150 kW 6-phase liquid cooled IPM motor-gearbox and proprietary electronics. This platform approach establishes a capital-efficient path to grow the product line to meet a wide range of future segments and price points, while also supporting a wide range of future motorcycle models and power sizes that share as much as 85 percent common parts. By using the frame of the battery as the motorcycle’s chassis, HyperDrive also achieves valuable weight and cost reduction advantages. With 150 kW of power at its disposal, HyperDrive has been specifically designed to compete with the performance of market leaders in the high-performance motorcycle market, whether internal combustion or electric. Thanks to the energy modularity designed into it, HyperDrive-based motorcycles can be detuned in power, energy and thus cost to support 500 – 1500cc power equivalent classes of motorcycles in both the North American and European markets, with price points ranging from $20,000 - $80,000.

The HyperDrive platform is contrasted by the smaller, less powerful and lower cost HyperLite platform, currently in its early design phase. HyperLite will be developed using a very similar design architecture as HyperDrive, enabling the production of a range of light weight, low to medium cost motorcycles and scooters with milder levels of horsepower that are more common in overseas and developing markets. With these two platforms paired with Damon’s three patented cornerstone technologies, CoPilot™, Shift™ and its AI-enabled cloud platform. Damon’s long-term objective is to build a premium, high-tech, electric motorcycle company that rivals the largest incumbents in both profit and annual volume, by providing a technologically enhanced riding experience that is not currently available from any other manufacturer.

CoPilot provides a novel rider assistance and warning system integrated into the motorcycle. Shift allows the handlebars and foot pegs to mechatronically adjust on the fly, addressing issues of ergonomic comfort and allowing users to select different riding positions for changing conditions such as a lower, more aerodynamic position for highway use or a more upright position for urban use. Its AI-enabled cloud collects environmental and situational data that, paired with over-the-air software updates, drives a continual loop of collision warning improvements, with an aim to further reduce accident probability over time.

The commercial production of Damon’s motorcycles is expected to commence after passing various internal and external tests and undergoing a self- certification process required for US-bound vehicle homologation. These tests include: the completion of Damon’s ride quality and long-term durability testing, completion of FCC Title 47 certification for the onboard charger, completion of UN 38.3 battery testing, completion of Damon’s internal battery testing, extreme temperature operation verification, brake testing per FMVSS, and an internal and external review of FMVSS compliance with Damon engineering subcontractor TUV of Germany. The following is a further description on the timing and stage of research and development:

●	HyperDrive: The HyperDrive serves as a common powertrain platform for both the HyperSport and HyperFighter models. Damon leverages a combination of in-house research and development alongside subcontracting to external experts to advance this project. Currently, in the engineering & development stage, the power electronics are 90% complete, with ongoing validation and the integration of new features. Similarly, the mechanical and cooling systems are 90% complete, with continued testing, while the battery system is 70% complete, with efforts focused on the development of the cell interconnect system. This stage is expected to be completed by Q4 FY 2026. Subsequently, the project will progress to the pre-production stage, which will emphasize design validation and testing, with an anticipated completion by Q1 – Q2 FY 2027. The budget allocated for the next 12 months is $1.6 million.

●	HyperSport: The Engineering & Development of the HyperSport is mostly complete, with vehicle mechanics 90% finalized, pending the completion of the HyperDrive platform. The pre-production stage is set to commence, with tooling release as a critical milestone, followed by validation and design confirmation, with an estimated completion by Q4 FY 2026. The Production & Commercialization Stage is ongoing in parallel, focusing on the establishment of the final assembly and test facility, along with the development of distribution and delivery infrastructure. This stage is expected to conclude between Q4 FY 2026 and Q3 FY 2027. The estimated budget for this program for the next 24 months is $24 million.

●	HyperFighter: The HyperFighter shares its powertrain platform with the HyperSport, along with other key components such as the chassis, braking system, and dash display. Currently in the concept stage, the design and performance characteristics of the HyperFighter are being defined, leveraging these shared components, with an estimated completion date in Q3 – Q4 FY 2026. The engineering & development stage will follow with an anticipated completion in Q1 FY 2027 – Q2 FY 2028, and subsequently, the Pre-production Stage is expected to be completed by Q4 FY2027 – Q1 FY 2028. The Production & Commercialization Stage is projected to conclude by Q2 – Q3 FY 2028. The budget allocated for the next 24 months is $0.5 million for design and concept.

●	HyperLite: The HyperLite is currently in the concept stage, where the design and performance characteristics are being meticulously defined. This model is envisioned as a smaller and less powerful variant of the HyperSport, featuring a new powertrain platform, and is targeted at the mass market. The concept stage, including simulation and 3D design programs, is expected to be completed by Q3 – Q4 FY 2026. The subsequent engineering & development stage is projected to conclude by Q1 FY 2028 – Q2 FY 2029. Following this, the pre-production stage is anticipated to be completed by Q4 FY2028 – Q1 FY 2029. The estimated budget for the next 24 months is $0.2 million, allocated for design and concept development.

●	Additional Steps and Estimated Costs: As per the following table:

	Concept Stage	Engineering & Development Stage	Pre-production Stage	Production & Commercialization Stage	Budget Next 12 Mo.	Months 13 to 24 Budget Est	Image

HyperDrive Platform Drive Unit	Complete	● Power Electronics 90% complete with ongoing validation and new added features; Mechanical and cooling systems 90% complete with ongoing testing; Battery system 70% complete with ongoing development of the cell interconnect system ● Est. Completion: Q4 FY 2026	● Design Validation & Testing ● Est completion: Q1 – Q2 FY 2027	● Refer to HyperSport & HyperFighter Program	● $1.6M for Pre- Production phase
HyperSport Race-Launch Product	Complete	● 3D Engineering 73% complete; Electric Motor and Control Unit 50%; Mechanical systems 35% Complete ● Est. Completion: Q2 FY 2026	● Tooling Release ● Validation & Design Confirmation ● Est. Completion: Q2 - FY26	● Final Assembly & Test Facility ● Distribution & Delivery Infrastructure ● Est. completion: Q4 FY 2026	● $1.5M for completion of Pre-Production phase
HyperSport- Launch Product	Complete	● Vehicle Mechanics 90% Complete - Pending HyperDrive Completion	● Tooling Release ● Validation & Design Confirmation ● Est. Completion: Q4 - FY26	● Final Assembly & Test Facility ● Distribution & Delivery Infrastructure ● Est. completion: Q4 FY 2026 – Q3 FY 2027		● $24M Estimate to launch date

	Concept Stage	Engineering & Development Stage	Pre-production Stage	Production & Commercialization Stage	Budget Next 12 Mo.	Months 13 to 24 Budget Est	Image

HyperFighter Future Model Schedule Estimate	● Design & Performance Characteristics Definition; Leverages shared components with HyperSport including powertrain, chassis, braking system, and dash display ● Est. Date: Q3 – Q4 FY 2026	● Engineering Vehicle Development ● Est. completion: Q FY 2027 – Q2 FY 2028	● Est. completion: Q4 2027 – Q1 FY 2028	● Est. completion: Q4 2027 – Q1 FY 2028		● ~$0.5M for design and concept
HyperLite Future Model Schedule Estimate

●  Design & Performance Characteristics Definition; HyperLite is smaller and less powerful variant of the HyperSport, with and new HyperDrive Platform, targeted at the mass market

●  Est. Date: Q3 – Q4 FY 2026

		● Est. completion: Q1 FY 2028 – Q2 FY 2029	● Est. completion: Q4 FY2028 – Q1 FY 2029	● Est. completion: Q2 – Q3 FY 2030		● ~$0.2M for design and concept

Damon is starting the product portfolio with the HyperSport, the launch product which sets a premium and high technology nature of the brand, and which currently is responsible for more than half of Damon’s 3,097 reservations. Damon plans to launch additional models made possible by reusing the same HyperDrive powertrain platformcore vehicle chassis and powertrain system to address various market segmentation opportunities while reducing new product and platform development investments. Over time, Damon intends to launch additional, lower cost commuter motorcycles, offered with Damon’s advanced features such as CoPilot, Shift, and connectivity to further expand global appeal.

Damon’s strategy is to commercialize and refine costly new technology with a premium family of products in the ‘Hyper’ family of motorcycles for the western market first. Damon believes this market will allows Damon to establish the brand and command the highest margins while ramping up volume. For the large markets in India, Southeast Asia, Asia, Mexico and South America, some of the key challenges include price sensitivity, brand appeal, customer credit and financing options, import tax levies, trade tariffs and challenges related to manufacturing as a foreign entity.

Building a successful western brand is the first step to addressing the brand awareness and reputation gap in emerging markets.

To address price sensitivities, Damon plans to introduce a scaled down, smaller powertrain platform called HyperLite following the initial HyperDrive motorcycles. Using similar battery technology and a smaller multi-variant battery design as the HyperDrive platform, it will support several models that meet the needs of the 125cc to 400cc market segments in emerging markets such as India, SE Asia, Latin America and Mexico. These vehicles are planned to be final assembled, distributed and sold by partners in market.

Damon’s HyperLite-based vehicles are intended to compete by offering enhanced safety features, technology, and performance for its class. Coupled with cost competitive subscription plans proven in western markets, Damon intends to capture market share by offering a low friction price model with exceptional safety, noise and emissions benefits.

One way to determine the size of an emerging market is by conducting early market validation and testing through online pre-sales campaigns, similar to how Damon has built its order book to date. Damon plans to achieve this by conducting early web-based marketing to establish appetite for the HyperLite platform. This web-based marketing plan will include local language websites that link to sections of the main Damon website. In addition, Damon will look for strategic business-to-business opportunities, such as sales to other motorcycle manufacturers, last mile and other delivery applications that would allow Damon to establish a presence in new regions.

Software and Connectivity Associated with Our Motorcycles

As software-defined vehicles, all of Damon’s cloud backend and control for Damon’s vehicle electronic control unit is an internal development. This approach helps Damon to ensure high compatibility and functionality, integrating critical electric vehicle systems and vehicle functions into one vehicle-cloud-to-vehicle proprietary system. This allows Damon to be responsive to changing consumer needs, to remotely update software and prioritize feature development identified through analysis of Damon’s data sets. This approach will apply to both its HyperLite and HyperDrive line of vehicles.

Damon’s cloud vision is to revolutionize the transportation landscape through its connected vehicle strategy, empowering end users with unrivaled vehicle optimization and supervision capabilities, supporting increasingly better efficiency, safety, and performance.

Damon’s CoPilot system is designed to interface with the rider via vibrating handlebars for forward collision warning, and via a proprietary 7” touchscreen display. The display includes integrated GPS, Cellular Connectivity, Bluetooth, high-speed video processing and 500 GB of onboard data storage. With its 1080P resolution, the display enables the following novel features to enhance rider awareness:

●	LED forward collision warning to complement the handlebar vibration-based warning;

●	LED blind spot warning;

●	a digital rearview of traffic behind the motorcyclist;

●	charging status via the ‘Dragon’ logo on the back side of the display; and

●	full system control of the motorcycle’s features and functions.

The Damon app is designed to allow riders to interact with the electric motorcycle, providing location-based services, charging stations and vehicle control functions via an integrated user profile. Damon’s app is designed to remotely bridge the rider to the bike using built-in cellular connectivity and GPS, providing status, notifications, and alerts. In combination with the cloud system, the mobile app will enable an ecosystem of services provided to Damon riders.

In parallel to our core capabilities, Damon has a Software-as-a-Solution (SaaS) base platform known as Damon I/O. Damon I/O is a turnkey rider intelligence and connected services platform tailored for motorcycle and personal mobility OEMs and fleet operators. It is designed to address the challenge of fragmented post-sale experiences by offering a seamless suite of tools: real-time diagnostics, over-the-air software updates, predictive maintenance alerts, branded mobile apps, and fleet dashboards, which are deployable within months.

While most IoT or telematics vendors offer generic solutions, Damon I/O is purpose-built for motorcycles and personal mobility, drawing on years of domain-specific R&D. It is white-labeled, customizable, and can integrate deeply with other OEM brands and hardware. With Damon I/O, users may gain a competitive edge in digital rider experiences, as well as the infrastructure to scale into the software-defined era of motorcycling and personal mobility. We are in the process of commercializing Damon I/O as a potential service offering, and we believe that as more Damon I/O powered vehicles are deployed, Damon I/O will grow smarter, creating a network effect that could expand our offering over time.

Our SAVES Products and Services

We offer a comprehensive set of data analytics and statistical visualization software solutions for engineers and scientists. The suite of data analytics and statistical visualization tools includes SigmaPlot, SigmaStat, SYSTAT, PeakFit, TableCurve 2D, TableCurve 3D, SigmaScan and MYSTAT. In addition, over the last three years the next generation of the Sigmaplot Product called Sigmaplot NG was successfully developed. Sigmaplot NG is platform independent/Macintosh compatible and is a technological refresh of the past versions of Sigmaplot allowing it to leverage modern hardware architectures and computational capacity. In addition a cloud version of the Sigmaplot NG product which allows our customers to leverage the full power of the cloud and distribute our software among its users with low touch and/or no touch installation processes is anticipated to be released later this year.

SigmaPlot is the flagship product that goes beyond financially oriented spreadsheets and the “bells and whistles” of business graphing software by making the technical features that scientists and engineers need the highest priority. SigmaPlot provides more than 100 different 2D and 3D graph types. Researchers can choose from a full range of graphing options: technical axis scales, multiple axes, multiple intersecting 3-D graphs and more. With SigmaPlot, users create clear, compelling graphs that cannot be generated with basic spreadsheet packages.

Systat is a powerful statistical and graphical software package that is easy to use and highly integrated. The software includes basic and advanced statistics. The basic functions are usually the most commonly used statistics (e.g., user can do descriptive statistics, frequencies, correlations and etc.). Systat can also be used for advanced statistics (e.g., regression, ANOVA, MANOVA, factor analysis, cluster analysis, time series).

SigmaStat was sold as a separate product for decades and was recently integrated into SigmaPlot. SigmaStat is a user-friendly statistical software package scientists turn to when they want to be expertly guided through the analysis of their data. It is an ideal solution for anyone who needs to conduct statistical analysis but does not have the in-depth knowledge of the math behind the statistical procedures performed.

SigmaScan Pro Scientists, engineers or technicians face problems that are difficult to measure but easy to photograph. SigmaScan provides a complete image analysis package for studying the structure and size of the visual information— everything from image collection to data analysis. With powerful image analysis and data manipulation techniques, SigmaScan Pro transforms images into reliable statistics, understandable graphs and valuable scientific conclusions.

TableCurve 2D is a linear and non-linear curve fitting package for scientists. TableCurve 2D is the first and only program that completely eliminates endless trial and error by automating curve fitting.

TableCurve 3D performs linear and non-linear surface fitting. TableCurve 3D is the first and only program that combines a powerful surface fitter with the ability to find the ideal equation to describe three-dimensional empirical data.

PeakFit performs automated nonlinear peak separation and analysis. It was designed for scientists performing spectroscopy, chromatography and electrophoresis. PeakFit’s state-of-the-art nonlinear curve fitting is essential for accurate peak analysis and conclusive findings.

Our Operations

Sources and Availability of Raw Materials for Our Motorcycle Business

As a vehicle designer and manufacturer, Damon designs, develops and tests functional vehicle components such as the motor-gearbox, inverter, electronic control unit, rider display interface, battery pack, cooling system and more. It has also designed and developed the bodywork and chassis system. These components are manufactured by world class suppliers such as Fukuta, Sinbon, Inventec and Wistron. Other specialized components such as brakes, suspension, ABS systems and tires are supplied by major brand names such as Brembo, Ohlins, Continental and Dunlop. All final components and subassemblies and shipped for hand assembly by Damon staff. Damon does not procure any raw materials.

Distribution Plan for Our Motorcycle Business

Damon believes it is positioned to modernize the way electric motorcycles are brought to market, combining online and in-person touchpoints to yield a superior customer experience with greater cost efficiency. With a meaningful gap between the pace at which vehicle retailing has evolved over the past two decades relative to other sectors, Damon believes there is a significant opportunity for a model that incorporates direct-to-consumer online practices with pull-based vehicle assembly. Damon believes this will significantly lower on-hand inventory costs, create a continuous customer order backlog that generates ongoing demand and eliminate the ability for end customers to negotiate on price.

Most of Damon’s prospective customers begin their journey online, with many utilizing a mobile device interfacing with Damon’s website or through the Damon app. Damon is investing in digital development to bring those prospective customers to a single front end to address the early stages of their journey and to continue through to purchase.

In North America and Europe, Damon intends to offer interested customers the opportunity for a test ride before making a purchase. In addition, Damon plans to open pop-up locations and brand installations to provide customers the ability to interact with Damon products in key locations.

Beyond North America and Europe, Damon has agreed to a partnership with Auteco Mobility (“Auteco”), for the final assembly, distribution, and sales of Damon’s HyperLite, its lower-cost global electric motorcycle platform.

Damon’s agreement with Auteco is for the development of the Latin American (LATAM) market, which also includes a provision for technology licensing. Damon intends to make a depopulated variant of its CoPilot technology to provide safety on lower cost vehicles. In its discussion with Auteco, they proposed installing CoPilot on all their bikes and providing the customers with the ability to unlock the safety features for an additional $10/month. The details of these and other licensing opportunities are still to be finalized, but there appears to be strong demand for Damon’s safety technology. For manufacturing, Damon intends to work with Auteco on the assembly, distribution, and sales of Damon branded motorcycles into the LATAM countries where Auteco has an established network.

In addition to Auteco, Damon had, received a $5 million investment as a convertible note from, and established a strategic partnership with, PT Ilectra Motor Group and PT Solusi Mobilitas Indonesia for final assembly and distribution in Indonesia with the ability to expand that partnership to all of Southeast Asia. The convertible note was then converted into common shares of the Compnay from the Business Combination. Damon had entered into a relationship agreement with PT Ilectra Motor Group and PT Solusi Mobilitas Indonesia that establishes the strategic partnership and provided for the purchase of an unsecured promissory note by PT Solusi Mobilitas Indonesia from Damon for $5,000,000, which was then converted into common shares of the Company at the time of the Business Combination. In addition, Damon agreed to invest an aggregate amount of $1,000,000 in PT Ilectra Motor Group.

Sales and Marketing for Our SAVES Business

Grafiti Limited’s sales channels include direct sales as well as indirect sales through channel partners including resellers and distributors. Our five indirect sales partners distribute the products in the western Europe region and also provide a wide range of pre- and post-sales services to customers including installation and support services. There has not been any revenue concentration with any single channel distributor. The agreements with the channel distributions contain customary terms including a negotiated discount for the Manufacturer’s Suggested Retail Price.

Direct sales representatives are compensated with a base salary and, in certain circumstances, may participate in incentive plans such as commissions or bonuses.

Our products are marketed through industry-focused as well as account-based marketing strategies which utilize SEO, advertising, social media, trade shows, conferences, webinars, and other media.

Grafiti Limited’s products are sold as annual or perpetual licenses along with maintenance subscriptions.

Our Intellectual Property

Damon’s intellectual property is a core asset and an important tool to drive value and differentiation in its products and services. Damon protects, uses, and defends its intellectual property in support of its business objectives to increase return on investment, enhance competitive position, and create shareholder value. Through strategic and business assessments of its intellectual property, Damon relies on a combination of patents, trade secrets, copyrights, service marks, trademarks, domains, contractual terms and enforcement mechanisms across various international jurisdictions to establish and protect intellectual property related to its current and future business and operations.

As of the date of this report, Damon holds thirty-three (33) utility patents and owns an additional four (4) pending utility patent applications. Seventeen (19) of those issued patents are from the United States and fourteen (14) are foreign counterparts to its U.S. patents. Damon does not view any individual patent as being material to its business. Subject to required payments of annuities or maintenance fees, U.S. utility patents have a term of 20 years from the priority application date. Accordingly, Damon’s U.S. patents that have already been issued will expire between 2037 and 2043. Damon’s foreign patents generally have similar expiration dates, but may vary from country to country, the duration being set according to the laws of the jurisdiction that issued the patent. Damon’s trademarks, logos, domain names, and service marks are used to establish and maintain its reputation with its customers, and the goodwill associated with its business. Additionally, Damon has registered trademarks including “DAMON (word),” “HYPERSPORT (word),” “HYPERCROSS (word),” “HYPERFIGHTER (word),” and “DAMON (design)” and other pending trademark applications with U.S. and foreign trademark offices. The duration of trademark registrations varies from country to country, but it is typically for ten years with unlimited ten-year renewal terms, subject to the payment of maintenance and renewal fees and the laws of the jurisdiction in which the trademark is registered.

License, Distribution and Administrative Service Arrangements with Grafiti LLC for Our SAVES Business

On June 19, 2020, the Parent acquired an exclusive license to use, market, distribute, and develop the SYSTAT and SigmaPlot software suite of products (SAVES) pursuant to an Exclusive Software License and Distribution Agreement, among the Parent, Cranes Software International Ltd. and Systat Software, Inc. (“Systat”), as amended on June 30, 2020 and February 22, 2021 (as amended, the “License Agreement”). In connection with the License Agreement, the Parent received an exclusive, worldwide license to use, modify, develop, market, sublicense and distribute the SAVES software, software source, user documentation and related Systat Intellectual Property (as defined in License Agreement) (the “License”); and an option to acquire the assets underlying the License. The Parent contributed the License, along with other assets and businesses, to Grafiti LLC, then a wholly-owned subsidiary of the Parent. As reported in the current report on Form 8-K filed by the Parent on February 23, 2024, the Parent sold 100% of the equity interest in Grafiti LLC to an entity controlled by Nadir Ali, our former Chief Executive Officer and sole director prior to the Business Combination.

Grafiti Limited was incorporated by the Parent in May of 2020 to operate as a distributor of the SAVES products in the UK and western European region. Grafiti Limited is responsible for maintaining all aspects of the relationship with the end customer. All customer interaction from solicitation, pre-sale activities, sale and invoicing, delivery and customer support is the responsibility of Grafiti Limited.

On July 19, 2024, Grafiti Limited entered into a Distributor Agreement with Grafiti LLC. Under the Distributor Agreement, Grafiti LLC granted Grafiti Limited a non- exclusive, non-transferable right and license to market and distribute SAVES products in the UK and other agreed-upon territories. Grafiti Limited will pay Grafiti LLC the then-current prices for the products, subject to a discount of up to 50% if certain revenue targets are met or other arrangements agreed upon by the parties. The deemed effective date of the Distributor Agreement is January 1, 2024, and will remain in effect for one year from the effective date, automatically renewing for successive one-year periods unless either party provides advance notice prior to the end of the current term to not extend. Either party may terminate the Agreement without cause by providing at least 90 days’ prior written notice, or immediately for specified reasons, including an uncured breach or bankruptcy.

Additionally, on July 19, 2024, Grafiti Limited entered into an Administrative Support Service Agreement with Grafiti LLC. Under the Administrative Support Service Agreement, Grafiti LLC agreed to provide accounting, tax and other administrative sales support services to Grafiti Limited for $5,080 per month, with the amount subject to a 5% annual increase by Grafiti LLC. The Administrative Support Service Agreement is deemed to have commenced on January 1, 2024, and remains in effect for one year from the effective date, automatically renewing for successive one-year periods unless either party provides advance notice prior to the end of the current term to not extend. No such notice has been delivered.

Employees

As of the date of this report, the Company has a total of 13 employees and contractors. Of these, 11 are dedicated to our motorcycle business, including 11 full-time employees. By location, 10 team members are based in Canada, one in the U.S. Additionally, two employees support the SAVES business: one focuses on sales and marketing efforts while the other handles pre- and post-sale support.

None of its employees are members of any unions.

Regulatory Overview

United States

NHTSA Safety and Self-Certification Obligations

As a manufacturer of electric vehicles, Damon’s electric vehicles are subject to, and must comply with, numerous regulatory requirements established by National Highway Traffic Safety Administration (“NHTSA”), including all applicable United States Federal Motor Vehicle Safety Standards (“Safety Standards”). As set forth by the National Traffic and Motor Vehicle Safety Act, Damon must certify that its electric vehicles meet all applicable Safety Standards. At the time of production, Damon intends for its motorcycles to be fully compliant with all such Safety Standards without the need for any exemptions.

Damon is also required to comply with, or demonstrate exemptions from, other requirements of federal laws administered by NHTSA, including the consumer information labeling and owner’s manual requirements and various reporting requirements, such as “early warning” reports regarding warranty claims and field incidents, death and injury reports, foreign recall reports and safety defects reports. In addition, Damon’s products are also subject to certain laws and regulations that have been enacted or proposed, e.g., “Right to Repair,” laws, that could require Damon to provide third-party access to its network and/or vehicle systems.

EPA Certificate of Conformity

The Clean Air Act requires that Damon obtain an Environmental Protection Agency-issued Certificate of Conformity with respect to emissions from its electric vehicles and include labeling providing consumer information such as miles per gallon of gas-equivalent ratings and maximum range on a single charge. The Certificate of Conformity is required each model year for electric vehicles sold in states covered by the Clean Air Act’s standards and is also required each model year for vehicles sold in states that have sought and received a waiver from the Environmental Protection Agency to utilize California standards.

Battery Safety and Testing

Damon’s battery packs are tested in accordance with industry safety standards, including selected tests specified in the SAE J2464 and J2929 standards as well as tests defined by other standards and regulatory bodies and Damon’s own internal safety and quality tests. These tests evaluate battery function and performance as well as resilience to conditions including immersion, humidity, fire and other potential hazards. Damon is still in the process of testing the vehicle battery pack. Testing has taken place at a battery cell and submodule level with the next phase planned for battery module and full pack abuse testing.

European Union

Europe Type Approval

Damon intends to export electric vehicles to Europe. Unlike the United States, once Damon starts operating in this market, it must obtain pre-approval from regulators to import and sell its electric vehicles into the EU and countries that recognize EU certification or have regulatory regimes aligned with the EU (collectively referred to as “Europe”). The process for certification in Europe is known as “Type Approval” and requires Damon to demonstrate to a regulatory agency in the EU, referred to as a “Competent Authority”, that its electric vehicles meet all EU safety and emission standards.

Type Approval is accomplished through witness testing of vehicles as well as inspection of a representative vehicle intended for production and sale. Once the vehicle type is approved, all vehicles manufactured based on the approved type of vehicle may be produced or imported and sold in Europe.

Any changes to an approved vehicle type, including substantial software changes, must go through updated Type Approval by the Competent Authority.

EU Emissions Regulations

Damon believes Europe’s regulatory environment is generally conducive to the development, production and sale of electric vehicles. Through emission legislation, tax incentives and direct subsidies, EU and non-EU countries in Europe are taking a progressive stance in reducing carbon emissions in the transport sector which may lead to increasing demand for electric vehicles.

This is reflected in the EU-wide target of a 90% reduction in greenhouse gas emissions from the transport sector by 2050 (compared to 1990 levels), as part of an economy-wide carbon-neutral target. Moving forward, the European Commission has proposed legislation that would: (i) introduce a “cap and trade” carbon pricing system that would apply to the transport sector from 2026; and (ii) require increased levels of national greenhouse gas reduction commitments (which include the transport sector) pursuant to a revision of the Effort Sharing Regulation, as part of efforts to reduce EU emissions by 55% by 2030 (compared to 1990 levels).

Environmental, Health and Safety Regulations

Certain of Damon’s operations, properties and products are subject to stringent and comprehensive international, federal, state and local laws and regulations governing matters including environmental protection, occupational health and safety, and the release or discharge of materials into the environment (including air emissions and wastewater discharges). Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of orders enjoining some or all of Damon’s operations in affected areas.

Damon is also subject to permitting, registration, and other government approval requirements under environmental, health and safety laws and regulations applicable in the jurisdictions in which Damon operates. Those requirements obligate Damon to obtain permits, registrations, and other government approvals from one or more governmental agencies to conduct its operations and sell its products. The requirements vary depending on the location where Damon’s regulated activities are conducted.

The following summarizes certain existing environmental, health and safety laws and regulations applicable to Damon’s operations.

United States

Hazardous Substances

Damon is subject to regulations governing the proper handling, storage, transportation and disposal of products containing hazardous substances. Transportation of its battery packs (and of equipment containing them) is governed by regulations that address risks posed during different modes of transport (e.g.¸ air, rail, ground, ocean). Governing transportation regulations in the U.S., issued by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), are based on the United Nations (“UN”) Recommendations and Model Regulations on the Transport of Dangerous Goods as well as related UN Manual Tests and Criteria. Damon plans to test our battery pack against the applicable UN Manual tests for its production battery packs, and the test results demonstrate Damon’s compliance with the PHMSA regulations in the following phases of industrialization.

Damon currently uses transition metal oxide cells in its high-voltage battery packs. Damon battery packs include certain packaging materials that contain trace amounts of hazardous chemicals whose use, storage and disposal is regulated under U.S. federal law. As a result, Damon’s battery packs are subject to federal and state environmental laws and regulations that govern the handling and disposal of waste, including, in some instances, the remanufacture, recycling and disposal of hazardous waste.

The laws governing hazardous substances and hazardous waste also may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. In the course of ordinary operations, Damon, directly and through third parties and contractors, may handle hazardous substances within the meaning of the Comprehensive Environmental Response, Compensation, and Liability Act and similar U.S. federal and state statutes and, as a result, may be jointly and severally liable for all or part of the costs required to clean up sites at which any such hazardous substances have been released into the environment.

European Union

Hazardous Substances

Should Damon expand manufacturing into the EU, it would also be subject to regulations governing the proper handling, and disposal of products containing hazardous substances in the EU, including the EU Waste Framework Directive. In relation to Damon’s batteries, disposal would be governed by the Batteries Directive, which imposes, among other obligations, certain requirements in relation to the disposal of batteries, such as that producers of batteries and producers of other products that incorporate a battery are responsible for the waste management of batteries that they place on the market, in particular the financing of collection and recycling schemes.

In December 2020, the EU proposed a new Batteries Regulation, which, if passed, would include obligations with respect to the amount of recycled content required in batteries placed on the EU market and would introduce mandatory supply chain due diligence obligations with respect to the materials used in its batteries.

Manufacturer and Dealer Regulation in the United States

State laws regulate the manufacture, distribution, sale, and service (including delivery) of motorcycles, and generally require vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to customers in the state. Some states, however, do not permit motorcycle manufacturers to be licensed as dealers or to act in the capacity of a dealer. To sell vehicles directly to residents of these states, Damon must conduct the sale out of state over the internet or telephonically.

In addition, certain states and territories require service facilities to be available for vehicles sold in the state or territory, which may be interpreted to require service facilities to be available for vehicles sold over the internet or telephonically to residents of the state or territory. Puerto Rico, for example, is one such jurisdiction. Such laws could limit Damon’s ability to sell vehicles in states where Damon either does not maintain service facilities or where Damon does not have retail partners licensed to act as dealers who maintain service facilities within these states.

Damon believes that, as a matter of interstate commerce, it may sell an electric vehicle to any consumer in any state in the United States from a Damon retail partner that is duly licensed as a dealer by a state in the United States. That customer may contact a licensed Damon retail partner through the internet, by telephone or visiting the location directly. However, states that prohibit direct sales also restrict traditional sales activities. Accordingly, in order to test drive an electric vehicle or have an in-person discussion with a Damon salesperson regarding issues such as price, financing, trade-ins, options or similar purchase-related topics, a consumer residing in a direct sales-prohibited state would be required to either contact Damon through electronic means (e.g., Internet or telephone) or by traveling out of their home state to visit a licensed Damon retail partner in another state. With respect to service, vehicle manufacturers are prohibited from providing warranty service from an established location within several states. Service for customers residing in those states may in the future be provided by a mobile unit dispatched from a licensed service location in a nearby state where warranty service is allowed or by that customer driving their Damon vehicle (or having it towed) to a state which allows Damon or a licensed Damon retail partner to have a physical service location and perform warranty service activities.

Data Privacy and Cybersecurity Laws and Regulations

Damon’s business collects, uses, handles, stores, receives, transmits and otherwise processes different types of information about a range of individuals, including its customers, riders of its electric vehicles, website visitors, users of its mobile application, its employees and job applicants, and employees of companies it does business with (such as vendors and suppliers). As a result, Damon is and may become subject to existing and emerging federal, state, local and international laws and regulations related to the privacy, security and protection of such information.

The following is an overview of the legal and regulatory framework by jurisdiction that the Company may be subject to.

United States

Within the United States there are numerous data privacy and cybersecurity laws and regulations that the Company may be subject to. Example of these laws and regulations include the Federal Trade Commission (“FTC”) Act, the Gramm-Leach-Bliley Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), the Virginia Consumer Data Protection Act (“VCDPA”), the Colorado Privacy Act (“CPA”), the Connecticut Data Privacy Rights Act (“CTDPA”) and the Utah Consumer Privacy Act (“UCPA”).

In the United States, while there is not a single generally applicable federal law governing the processing of personal information, there are federal laws that apply to the processing of certain types of information, or the processing of personal information by certain types of entities, and the Federal Trade Commission and state attorneys general may bring enforcement actions against companies that engage in processing of personal information in a manner that constitutes an “unfair” or “deceptive” trade practice.

In addition, certain states have enacted laws relating to data privacy and the processing of information about residents in those states. The CCPA, which went into effect on January 1, 2020, and applies to Damon’s business, imposes obligations and restrictions on businesses that handle personal information of California residents and provides new and enhanced data privacy rights to California residents, including the right to know, the right to delete and the right to opt out of the sale of personal information as well as additional protections for minors. Certain requirements in the CCPA remain uncertain due to ambiguities in the drafting of or incomplete guidance. Adding to the uncertainty, in November 2020, California voters also passed the CPRA, which amends and expands upon the CCPA, imposes additional obligations and sets forth additional privacy rights for California residents. Additional states, Virginia, Colorado, Connecticut and Utah, also recently enacted comprehensive data privacy laws. Virginia passed the VCDPA, Colorado passed the CCPA, Connecticut passed the CTDPA and Utah passed the UCPA. The CPRA and VCDPA become effective on January 1, 2023, the CPA and CTDPA become effective on July 1, 2023, and the UCPA becomes effective on December 31, 2023. There are currently draft CPRA regulations and draft CPA rules that, when passed, will supplement the CPRA and CCPA. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the Internet, may be applicable to Damon’s business, such as the TCPA, the CAN-SPAM Act and similar state and federal consumer protection laws. Damon is also subject to certain laws and regulations that have been enacted or proposed, such as “Right to Repair” laws, that could require it to provide third-party access to its network and/or vehicle systems.

European Union and the United Kingdom

By expanding into Europe and the UK, Damon will also become subject to laws, regulations and standards covering data protection and marketing and advertising, including the EU General Data Protection Regulation (“GDPR”) and the United Kingdom data protection regime, consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act (together referred to as the UK GDPR). The GDPR and UK GDPR regulate the processing of data relating to an identifiable individual (personal data) and impose stringent data protection requirements on organizations with significant penalties for noncompliance. The European Data Protection Board has also released data guidelines for connected vehicles, and the upcoming ePrivacy Regulation is in its final stages.

Rest of World

Regulators and legislators in jurisdictions around the world continue to propose and enact more stringent data protection and privacy laws. New laws as well as any significant changes to applicable laws, regulations, interpretations of laws or regulations, or market practices regarding privacy and data protection or regarding the manner in which Damon seeks to comply with applicable laws and regulations could require Damon to make modifications to its products, services, policies, procedures, notices and business practices. Many large geographies which may become important to Damon’s future success, including Australia, Brazil, Canada, China and India, have passed or are considering comparable data privacy legislation or regulations. Until prevailing compliance practices standardize, the impact of worldwide privacy regulations on Damon’s business and, consequently, its revenue, could be negatively impacted.

Damon prioritizes the trust of its customers and employees and places great emphasis on systems and product security, cybersecurity, and privacy. To earn this trust and comply with the above legal and regulatory framework, Damon is adopting and implementing a variety of technical and organizational security measures, procedures, and protocols designed to protect its systems, products and data, in accordance with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework.

Utilizing the NIST Cybersecurity Framework, Damon has instituted a cybersecurity program designed to address the evolving cyber-threat landscape. This includes a company-wide risk management structure with capabilities to assess direct and indirect vendors and an enterprise Secure Software Development Lifecycle to ensure that Damon reduces its attack surface by remediating vulnerabilities in the development process itself. Additionally, Damon’s identity and access management procedures and controls are consistent with the NIST Cybersecurity Framework, including measures to validate and authenticate the identity of its corporate users.

Damon maintains a vulnerability management program that includes periodic scans designed to identify security vulnerabilities and implement remediations for potential customer-impacting issues that are found. In addition, Damon conducts penetration tests, receives threat intelligence, follows incident response procedures, and remediates vulnerabilities according to severity and risk. Further, seeking to implement effective management, control, and protection, Damon has established a centralized, organization-wide view of information assets.

Damon’s cloud security program seeks to enable secure cloud architecture deployments and extend security capabilities to the edge of Damon’s network where it interacts with customers. Damon works to increase cybersecurity awareness throughout its organization through education. Damon’s cloud-hosted website and mobile application software services are developed using industry-standard SecDevOps practices and are rigorously tested before deployment. Damon’s product software plan to utilize a zero-trust approach that employs signed certificates, encryption keys, authentication schemes, and cryptography algorithms, and Damon has deployed these measures as appropriate as part of its efforts to secure products’ communications and data transfers, vehicles and their components, including firmware over-the-air (“FOTA”) updates. Additionally, Damon utilizes pre-condition checks, sequence and dependency execution, failure detection, and rollback and recovery when performing updates during the FOTA process.

Damon has also commenced a corporate-wide data privacy program with dedicated cross-functional resources. The objective of Damon’s data privacy program is to facilitate beneficial uses of data to improve its products and services while preserving its customers’ privacy expectations and complying with applicable law. Global data privacy laws and practices are continually evolving, and will continue to guide the operational design, controls, procedures, and policies for Damon’s program. Damon’s strategy accounts for increased risk as its business scales by addressing appropriate security and access controls for customer and employee information. A core tenet of Damon’s privacy program is to implement privacy-by-design principles in both software and hardware development throughout the organization. Damon’s privacy program will continue to evolve and adapt, utilizing industry practices and tailored risk management frameworks, to allow for close collaboration across the organization, particularly between Damon’s information technology and legal functions.

Corporate History

Spin-Off

We were incorporated under the laws of British Columbia, Canada, on October 17, 2023. Through our wholly-owned subsidiary, Grafiti Limited, which was transferred to us on December 26, 2023 by our former parent company, XTI Aerospace Inc., we operate a business in the UK providing a comprehensive set of data analytics and statistical visualization solutions for engineers and scientists. On December 27, 2023, we were spun off by the Parent, by means of a transfer of all of our then outstanding common shares held by the Parent, to the Grafiti Holding Inc. Liquidating Trust, to be held for the benefit of holders of the Parent’s common stock, preferred stock and those outstanding warrants that were contractually entitled to participate in the distribution (collectively, the “participating securityholders”), on a pro rata basis as of the record date. As described in further detail in our registration statement on Form 10-12B filed in connection with the spinoff and declared effective by the SEC on November 12, 2024 (the “Form 10”), for U.S. federal income tax purposes we believe that the transfer by the Parent of the spinoff shares to the trust was treated as a taxable distribution by the Parent to the participating securityholders of the spinoff shares on the record date and the subsequent transfer by the participating securityholders of the spinoff shares to the trust on the same date. The trust held the spinoff shares until the effective date of the Form 10-12B registration statement on November 12, 2024, promptly following which the trust delivered the spinoff shares to the participating securityholders, as beneficiaries of the trust, pro rata in accordance with their ownership of shares or underlying shares of the Parent’s common stock as of the record date.

The Business Combination and Related Transactions

On November 13, 2024, we completed a business combination transaction with Damon Motors Inc., a designer and developer in electric motorcycles and other personal mobility products that empower the personal mobility sector through innovation, data intelligence and strategic partnerships, resulting in Damon Motors becoming our wholly-owned subsidiary. Upon completion of the Business Combination with Damon Motors, we changed our corporate name to “Damon Inc.” and our common shares were listed and began trading on the Nasdaq Global Market. For further information about these transactions, please refer to the current report on Form 8-K filed by the us with the SEC on November 18, 2024.

Following the determination by Nasdaq Stock Market LLC to delist our common shares and the suspension of trading beginning on May 20, 2025, our common shares have been quoted on the OTCID Basic Market under the symbol “DMNIF.”

The Business Combination was accounted for using the acquisition method (as a reverse acquisition), with goodwill and other identifiable intangible assets recorded in accordance with accounting principles generally accepted in the United States, as applicable. Under this method of accounting, Grafiti Holding is treated as the “acquired” company for financial reporting purposes. Damon Motors was determined to be the accounting acquirer because, after the Business Combination, Damon Motors will control the Board of Directors and management of the combined company, and the preexisting shareholders of Damon Motors have majority voting rights of the combined company. For accounting purposes, the acquirer is the entity that has obtained control of another entity and, thus, consummated a business combination.

Corporate Information

Our principal executive offices are located at 4601 Canada Way, Suite #402, Burnaby, British Columbia, Canada, V5G 4X7. Our telephone number is (236) 326-3619. Our website address is https://damon.com/. The information contained on, or that can be accessed through, our website is not incorporated by reference in this report and should not be considered to be part of this report.

ITEM 1A: RISK FACTORS

We are subject to various risks and uncertainties that may materially harm our business, prospects, financial condition and results of operations. An investment in our common shares is speculative and involves a high degree of risk. In evaluating an investment in shares of our common shares, you should carefully consider the risks described below, together with the other information included in this report.

If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize, that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common shares could decline, and investors in our common shares may lose all or part of their investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Summary Risk Factors

The following summarizes the risks and uncertainties that could materially adversely affect our business, financial condition, results of operation and stock price. You should read this summary together with the more detailed description of each risk factor contained below.

●	the Company is an early-stage company with a limited operating history and a history of losses and expects to incur significant expenses and continuing losses for the foreseeable future; additionally, there is no assurance that we will be able to achieve profitability, raise additional financing or continue as a going concern;

●	the Company’s success will depend on its ability to economically produce its vehicles at scale and to create additional revenue sources such as through the commercialization of SaaS solutions, and its ability to produce vehicles of sufficient quality and appeal to customers on schedule and at a scale, as well as to successfully commercialize SaaS solutions, remains unproven;

●	to carry out its proposed business plan, the Company will require a significant amount of capital and it may be unable to reduce and adequately control the costs associated with operating its business;

●	the Company does not currently have arrangements in place that will allow it to fully execute its business plan and may experience significant delays in the design, manufacture, finance, regulatory approval, launch, transportation and delivery of its motorcycles and other potential personal mobility products;

●	the Company may not be able to accurately estimate the supply and demand for its vehicles, which could result in a variety of inefficiencies in its business and hinder its ability to generate revenue;

●	the Company has received only a limited number of reservations for its vehicles, all of which may be cancelled and are fully refundable, and there is no assurance that such reservations will be converted into sales;

●	the Company may not succeed in continuing to establish, maintain and strengthen the Company brand, and its brand and reputation could be harmed by negative publicity regarding its company or products;

●	the motorcycle and personal mobility market is highly competitive, and the Company may not be successful in competing in this industry;

●	the Company may be adversely affected by the complexity, uncertainties and changes in automotive or internet related Canadian regulations or similar regulations of any countries it intends to sell motorcycles and other potential personal mobility products into;

●	the Company is dependent on its suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of the Company’s vehicles at prices and volumes acceptable to the Company would have a material adverse effect on its business;

●	the Company depends on certain key personnel, and its success will depend on its continued ability to retain and attract qualified management, technical and vehicle engineering personnel;

●	the Company’s business plan is and will be dependent on developing one or more manufacturing facilities or partnering with third parties to fulfill this function, and complex machinery;

●	dependence on a single licensor for our SAVES products and potential adverse changes to terms could negatively impact our financial condition and results of operations;

●	global economic conditions, including inflation and any other financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect the Company’s business, financial condition, results of operations and prospects;

●	adverse judgments or settlements in legal proceedings, including the claim brought by our former CEO Jay Giraud, the claim brought by Andy DeFrancesco, or those that may arise relating to the Business Combination, could materially harm our business, financial condition, operating results, and cash flows;

●	the Company’s patent applications may not result in issued patents, which may have a material adverse effect on its ability to prevent others from interfering with the commercialization of the Company’s products;

●	the Company may need to defend itself against patent or trademark infringement claims, which may be time-consuming and would cause the Company to incur substantial costs;

●	the lack of availability, reduction or elimination of government and economic incentives or government policies which are favorable for electric vehicles and Canadian produced vehicles could have a material adverse effect on the Company’s business, financial condition, operating results and prospects;

●	the construction and operation of one or more assembly facilities that the Company may seek to establish in the future, are or will be subject to regulatory approvals, and may be subject to delays, cost overruns or may not produce expected benefits;

●	the Company’s vehicles are subject to motor vehicle standards and the failure to satisfy such mandated safety standards would have a material adverse effect on the Company’s business, financial condition, operating results and prospects;

●	failure of information security and privacy concerns could subject the Company to penalties, damage its reputation and brand, and harm its business, financial condition, operating results and prospects;

●	the growth of our SAVES distribution business is dependent on increasing sales to our existing customers and obtaining new customers;

●	defects, errors, or vulnerabilities in our SAVES products or services that we sell or the failure of such products or services to prevent a security breach, could harm our reputation and adversely affect our results of operations.

●	our share price is volatile and there is a limited market for our common share;

●	we are eligible to be treated as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common shares less attractive to investors;

●	as a foreign private issuer, we are exempt from certain U.S. securities laws and regulations that apply to U.S. domestic issuers, which may afford less protection to shareholders;

●	we may lose our foreign private issuer status in the future, which could result in significant additional costs and expenses;

●	we do not intend to pay cash dividends to our shareholders;

●	reporting company compliance may make it more difficult to attract and retain officers and directors;

●	our common shares have recently been delisted from Nasdaq and are currently traded on the OTCID Basic Market, which may adversely affect the market price and liquidity of our common shares and limit our ability to raise additional capital;

●	sales of a substantial number of our securities in the public market by us and/or by our existing securityholders could cause the price of our common shares to fall;

●	our stock price has been volatile, and the issuance of common shares upon the exercise of Series A warrants has resulted in significant dilution. Additional issuances under our current financing arrangements with Streeterville or other new issuances could further depress the market price of our common shares.

Risks Related to Our Business and Industry

We have a history of operating losses and we will need to raise capital to fund our planned operations and, additionally, there is no assurance that we will be able to achieve profitability, raise additional financing or continue as a going concern.

Our financial statements have been prepared on a going-concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. However, the audited consolidated financial statements of the Company for the years ended June 30, 2025 and 2024 include a going concern explanatory paragraph in the independent auditor reports.

We have a history of operating losses and have accumulated a deficit of $145,958,256 as of June 30, 2025, and expect to incur additional future losses. The ability of our Company to continue as a going concern is dependent upon our attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise sufficient financing.

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

The Company has incurred significant costs associated with the Business Combination and will continue to incur significant costs associated with operating as a public reporting company.

The Company has incurred substantial, non-recurring costs related to the consummation of the Business Combination and expects to continue incurring significant expenses as it operates as a public reporting company. These costs include legal, financial advisory, accounting and auditing, banking, and consulting fees, as well as expenses for regulatory filings, SEC fees, printing, and mailing. Additionally, the Company may incur further costs to retain key employees and engage new employees to support its transition to operating as a public reporting entity. These expenses are either the responsibility of the party incurring them during the Business Combination or will be paid by the Company following the Closing.

The Company is an early-stage company with a history of losses and expects to incur significant expenses and continuing losses for the foreseeable future. There is no guarantee that the Company will achieve or sustain profitability.

The Company has incurred losses since its inception and expects to continue to incur operating and net losses each quarter until such time as it achieves sufficient sales and production capacity at an assembly facility, which is not expected until 2026. Even if the Company is able to successfully develop, produce and sell its vehicles, there can be no assurance that they will be commercially successful. The Company’s potential profitability is dependent upon the successful development, production, commercialization and acceptance of its vehicles, which has not yet occurred, and may never occur.

Prior to the Business Combination, Grafiti Holding incurred a net loss of approximately US$1.3 million for the fiscal year ended June 30, 2024 and approximately US$1.6 million during the quarter ended September 30, 2024, and had an accumulated deficit of approximately US$3.3 million as of September 30, 2024. Damon Motors incurred a net loss of approximately US$34.0 million for the fiscal year ended June 30, 2024 and approximately $7.4 million during the quarter ended September 30, 2024, and had an accumulated deficit of approximately $148.0 million as of September 30, 2024. Following the Business Combination, we have continued to incur loss and anticipate generating a significant loss in the foreseeable future, due to the factors discussed below. As of June 30, 2025, we have accumulated a deficit of $145,958,256.

The Company expects to continue to incur significant expenditures in connection with the execution of its business strategy, including, without limitation, as a result of: continuing to design and develop and beginning to manufacture its existing and planned vehicles; equipping and expanding its pilot, support research and development and mass-production manufacturing facilities to produce its vehicles potentially in the US and international locations, and subsequently ramping-up production capacity at such facilities; building up inventories of parts and components for its vehicles; developing or securing personal mobility charging partnerships; expanding its design, research, development, maintenance and repair capabilities; increasing its sales and marketing activities and developing its distribution infrastructure; designing and implementing a show room network; expanding its general and administrative functions to support its growing operations. The Company also expects to incur expenditures to support the commercialization of Damon I/O, its Software-as-a-Solution (SaaS) rider intelligence and connected services platform, including continued product development, OEM integration, and scaling deployment infrastructure.

Because it will incur the costs and expenses from these efforts before it receives any incremental revenues with respect thereto, the Company’s losses in future periods may be significant. In addition, the Company may find that these efforts are more expensive than currently anticipated, including by reason of delays in product development and commercialization, or that these efforts may not result in revenues, which would further increase its losses. The Company’s ability to produce revenues will depend, in part, on its ability to finalize and begin commercial start of production of its HyperSport vehicle, which is not expected to occur until 2027.

Management does not expect its SAVES distribution business to greatly expand. The Company’s ability to generate positive cash flow from operations in this business is dependent upon sustaining certain cost reductions and generating sufficient revenues. Our ability to achieve profitability with respect to the SAVES distribution business is more challenging when sales slow due to adverse economic conditions, notwithstanding our cost reduction efforts, because our cost reduction efforts may not be sufficient to offset declining gross profit.

For the reasons discussed above, there is no guarantee that the Company will reach profitability in the near term or at all, which could materially and adversely affect its business, financial condition, and results of operations.

The Company has a limited operating history which makes it difficult to evaluate its future business prospects and may increase investment risk.

The Company’s limited operating history makes evaluating its business and future prospects difficult. Damon Motors began operations in 2017 and has not yet begun mass production or the commercial delivery of its first motorcycle. If the Company does not successfully address these risks, its business, financial condition, operating results and prospects will be materially and adversely harmed. The Company has a very limited operating history and, as it attempts to transition from research and development activities to production and sales, it is difficult, if not impossible, to forecast its future results, and management has limited insight into trends that may emerge and affect its business. The Company intends to derive a substantial portion of its revenue from the sale of its electric motorcycles, none of which have reached commercialization stage to date. If actual results differ materially from management’s estimates in future periods, the Company’s business, financial condition, operating results and prospects may be materially adversely affected.

The Company is currently in concept phase of second vehicle, the HyperFighter, which is scheduled for delivery in 2028. The Company’s motorcycles require significant investment prior to commercial introduction and may never be successfully developed, produced, commercialized or accepted. There are no assurances that the Company will be able to successfully develop its models in a timely manner, or secure future business from recreational customers.

The Company has encountered, and expects to continue to encounter, risks and uncertainties frequently experienced by early-stage companies in rapidly changing markets, including risks related to its ability to, among other things:

●	design and produce safe, reliable and quality vehicles on an ongoing basis;

●	build a well-recognized and respected brand;

●	establish and expand its customer base;

●	continue to make significant investments in research, development, manufacturing, marketing and sales;

●	successfully market its vehicles and its other services;

●	properly price its services and successfully anticipate the take-rate and usage of such services by users;

●	improve and maintain its operational efficiency;

●	maintain a reliable, secure, high-performance and scalable technology infrastructure;

●	hire, integrate, retain and motivate professional and technical talent, including key members of management;

●	anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape; and

●	navigate an evolving and complex regulatory environment.

If the Company fails to address any or all of these risks and challenges, its business, financial condition, operating results and prospects may be materially adversely affected.

The Company expects to initially depend on revenue generated from a single model of vehicle and in the foreseeable future will be significantly dependent on a limited number of models.

The Company’s personal mobility business is expected to initially depend substantially on the sales and success of its HyperSport motorcycles, which we expect will be our only volume manufactured vehicle in the market for an extended period of time, and in the foreseeable future will be significantly dependent on a limited number of vehicles. The Company will rely on sales from the HyperSport motorcycles, among other sources of financing, for the capital that will be required to develop and commercialize those subsequent models. To the extent that (i) production of the Company’s motorcycles is delayed, interrupted or reduced, (ii) the Company’s product variety and motorcycles do not meet customer expectations or do not align with projected timelines, cost and volume targets or (iii) any of the Company’s vehicles are not well- received by the market for any reason, the Company’s revenue and cash flow would be adversely affected. In any such case, the Company may need to seek additional financing earlier than it expects, which financing may not be available to it in a timely manner and on commercially reasonable terms, or at all, and the Company’s business, financial condition, operating results and prospects may be materially adversely affected.

The Company’s success will depend on its ability to economically produce its vehicles at scale and to create additional revenue sources such as through the commercialization of SaaS solutions, and its ability to produce vehicles of sufficient quality and appeal to customers on schedule and at a scale, as well as to successfully commercialize SaaS solutions, remains unproven.

The Company’s business success will depend in large part on its ability to economically produce, market and sell its motorcycles at sufficient capacity to meet the demands of its customers. The Company will need to scale its production capacity in order to successfully implement its business strategy, and plans to do so in the future by, among other things, establishing development and ramp-up capacity at one or more assembly facilities. The Company has no experience in mass-production of its motorcycles. The Company does not know whether it will be able to develop efficient, automated, low-cost production capabilities and processes, or whether it will be able to secure reliable sources of supply from suppliers and manufacturers, in each case that will enable it to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market its motorcycles and meet its business objectives and customer needs.

Even if the Company is successful in developing mass-production capability and processes and can reliably source supplies in sufficient volume, it does not know whether it will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond its control, such as problems with suppliers and manufacturers, or in time to meet the commercialization schedules of future vehicles or to satisfy the requirements of its customers. The Company’s ability to effectively reduce its cost structure over time is limited by the fixed nature of many of its planned expenses in the near-term, and its ability to reduce long-term expenses is constrained by its need to continue investment in its business strategy.

The Company also faces risks in executing its business plan to diversify and create new revenue sources, including through the commercialization of Damon I/O, its Software-as-a-Solution (SaaS) platform. Market adoption is unproven, and the Company may be unable to further develop, scale, or integrate Damon I/O in a cost-effective manner, or to achieve sufficient OEM and fleet operator adoption to generate meaningful revenue.

If the Company fails to develop and scale such mass-production capability and processes within its projected costs and timelines, the Company’s business, financial condition, operating results and prospects may be materially adversely affected.

The Company may be unable to reduce and adequately control the costs associated with operating its business.

The Company will require significant capital to develop and grow its business and it expects to incur significant costs which will impact its profitability, including research and development expenses as new models are rolled out and existing models improved, raw material procurement costs, selling and distribution expenses as it builds its brand and markets its vehicles and solutions, and general and administrative expenses as it scales its operations. In addition, the Company may incur significant costs in connection with its services and honoring its commitments under its service and warranty packages. The Company’s ability to become profitable in the future will not only depend on its ability to successfully market its vehicles and other products and services, but also its ability to control its costs. If the Company is unable to design, manufacture, market, sell and distribute and service its vehicles and services in a cost-efficient manner, its business, financial condition, operating results and prospects may be materially adversely affected.

To carry out its proposed business plan to develop, manufacture, sell and service electric motorcycles and other potential personal mobility products and services, the Company will require a significant amount of capital.

The Company’s capital expenditures will continue to be significant in the foreseeable future as it expands its business and its level of capital expenditures will be significantly affected by customer demand for its products and services. The fact that the Company has a limited operating history means it has limited historical data on the demand for its products and services. As a result, its future capital requirements are uncertain and actual capital requirements may be materially different from those it currently anticipates. The Company expects that it will ultimately need to seek additional equity or debt financing to finance its capital expenditures, though the timing or amount of any such capital expenditures cannot be predicted with certainty at this time. The sale of additional equity or equity-linked securities would dilute the Company’s shareholders, while the incurrence of indebtedness would result in increased debt service obligations and covenants that potentially restrict its operations.

There is no assurance that such additional financings will be available to the Company in a timely manner or on terms that are favorable, or at all. The Company’s ability to obtain the necessary financing to carry out its business plan is subject to a number of factors, including general market conditions and investor acceptance of its business plan. These factors may cause the timing, amount, terms and conditions of such financing to be unattractive or unavailable to the Company. If the Company is unable to secure sufficient financing if and when needed or desired, it may have to significantly reduce its spending, delay or cancel its planned activities or substantially change its current corporate structure and its business, financial condition, operating results and prospects may be materially adversely affected.

The Company may experience significant delays in the design, manufacture, finance, regulatory approval, launch, transportation and delivery of its motorcycles and other potential personal mobility products.

The Company’s will depend in large part on its ability to execute on its plans to design, manufacture, finance, obtain regulatory approval for, launch, transport and deliver its vehicles, and any delay associated therewith could materially adversely affect the Company’s business, financial condition, operating results and prospects, and could cause liquidity constraints and reputational damage.

Vehicle manufacturers often experience delays in the design, manufacture and commercial launch of new products. The Company has no experience to date in high volume manufacturing of its vehicles. Even if it is successful in developing high-volume manufacturing capability and processes and in reliably sourcing its component supply, the Company cannot guarantee that it will be able to do so in a manner that avoids significant delays and cost overruns or in time to meet its vehicle commercialization schedules or in satisfaction of customer expectations or requirements. Further, the Company will also rely on third-party suppliers for the provision and development of the key components and materials used in its vehicles. To the extent the Company’s suppliers experience any delays in providing it with or developing necessary components, it could experience delays in delivering on its timelines. Further, prior to mass production of its vehicles, the Company will need such vehicles to be fully designed, engineered and approved for sale according to differing requirements, including, but not limited to, regulatory requirements, in the different jurisdictions in which it intends to commercialize them.

The Company does not currently have arrangements in place that will allow it to fully execute its business plan.

To sell its motorcycles and other potential personal mobility products and services as envisioned, the Company will need to enter into agreements and arrangements that are not currently in place. These include entering into manufacturing agreements for the Company’s current and future electric personal mobility products not yet in development and acquiring or developing additional manufacturing capability, arranging for the transportation of HyperSport motorcycles, obtaining battery and other essential supplies in the quantities that the Company requires. If the Company is unable to enter into such agreements or is only able to do so on terms that are unfavorable, the Company may not be able to fully carry out its business plans as currently contemplated or at all.

If the Company is unable to design, develop, manufacture and sell new electric motorcycles and other potential personal mobility products and services that address additional market opportunities, its business, financial condition, operating results and prospects may suffer.

The Company may not be able to successfully design, develop, manufacture and sell new electric motorcycles and other potential personal mobility products and services, address new market segments or develop a significantly broader customer base. To date, the Company has focused its business on the development and sale of the HyperSport HS motorcycles, which have targeted mainly affluent super sport motorcycle market. The Company will need to address additional markets and expand its customer demographic to further grow its business. If the Company fails to address additional market opportunities, its business, financial condition, operating results and prospects may be materially adversely affected.

The Company may not be able to accurately estimate the supply and demand for its vehicles, which could result in a variety of inefficiencies in its business and hinder its ability to generate revenue. If the Company fails to accurately predict its manufacturing requirements, the Company could incur additional costs or experience delays.

It is difficult for management to predict the Company’s future revenues and appropriately budget for its expenses, and management has limited insight into trends that may emerge and affect the Company’s business. The Company will be required to provide forecasts of its demand to its suppliers several months prior to the scheduled delivery of vehicles to its prospective customers. Currently, there is no historical basis for making judgments about the demand for the Company’s vehicles or its ability to design, develop, manufacture and sell vehicles, or its profitability in the future. If the Company overestimates its requirements, its suppliers may have excess inventory, which indirectly would increase its costs. If the Company underestimates its requirements, its suppliers may have inadequate inventory, which could interrupt manufacturing of its vehicles and result in delays in deliveries and revenues or negatively impact its ongoing relationships with its suppliers. In addition, lead times for materials and components that its suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If the Company fails to order sufficient quantities of product components in a timely manner, the delivery of vehicles to its customers could be delayed, and its business, financial condition, operating results and prospects may be materially adversely affected.

The Company has received only a limited number of reservations for its vehicles, all of which may be cancelled and are fully refundable, and there is no assurance that such reservations will be converted into sales.

As of September 29, 2025, Damon had 3,097 reservations for HyperSport and HyperFighter motorcycles, which were placed with fully refundable deposits. The Company’s customers may cancel their reservations without penalty and for any reason until they place an order for their motorcycle, at which point the deposit becomes non-refundable and the customer is required to pay an additional non-refundable deposit. The Company has experienced cancellations in the past, and further customers may cancel their reservations for many reasons outside of its control, including changes in government subsidies and economic incentives. The potentially long wait from the time a reservation is made until the time the vehicle is delivered could also impact user decisions on whether to ultimately make a purchase, due to potential changes in preferences, competitive developments and other factors. In addition, any further delays in the expected start of production of the HyperSport line of motorcycles or other upcoming models could result in significant reservation cancellations. No assurance can be given that reservations will not be cancelled and will ultimately result in the final purchase, delivery and sale or lease of motorcycles. Accordingly, the number of reservations has significant limitations as a measure of demand for the Company’s products, including demand for particular body styles, models or trim levels, or for future motorcycle sales.

If the Company fails to manage future growth effectively, it may not be able to produce, market, service and sell (or lease) its motorcycles successfully.

The Company plans to expand its operations in the near future in connection with the planned production of its motorcycles, which will require it to hire and train new personnel, accurately forecast production and revenue, control expenses and investments in anticipation of expanded operations, establish new or expand current design, production and sales and service facilities, implement and enhance administrative infrastructure, systems and processes, address new markets and establish international operations. If the Company fails to efficiently manage its growth, its business, financial condition, operating results and prospects may be materially adversely affected.

The Company expects to experience significant and rapid growth in the scope and complexity of its business, which may place a significant strain on the Company’s senior management team and its financial and other resources. Such growth, if experienced, may expose the Company to greater costs and other risks associated with growth and expansion. The Company may be required to hire a broad range of additional employees, including other support personnel, among others, in order to successfully advance its operations. The Company may be unsuccessful in these efforts or may be unable to project accurately the rate or timing of these increases.

The Company’s ability to manage its growth effectively will require the Company to continue to improve its operations, to improve financial and management information systems, and to train, motivate, and manage future employees. This growth may place a strain on the Company’s management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage the Company’s business, or the failure to manage growth effectively, could have a materially adverse effect on the Company’s business, financial condition, and results of operations. In addition, difficulties in effectively managing the budgeting, forecasting, and other process control issues presented by such a rapid expansion could harm the Company’s business, financial condition, and results of operations.

The Company has very limited experience servicing its motorcycles. If it is unable to address the service requirements of its future customers, the Company’s business may be materially and adversely affected.

The Company has limited experience in servicing its motorcycles, and it expects to be required to increase its servicing capabilities as it scales its operations and continues to grow, including by building the Company experience centers in the U.S. and Canada. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Although the Company believes the experience it has gained developing and operating prototypes of its motorcycles positions it well to service its motorcycles and future products, the Company has no after-sale experience of maintaining and servicing motorcycles for its customers at scale, and there is no guarantee Damon will be able to do so. There can be no assurance that the Company’s service arrangements will adequately address the service requirements of the Company’s customers to their satisfaction, or that the Company and its partners will have sufficient resources to timely meet ongoing service requirements at scale. In addition, the Company anticipates the level and quality of the services it plans to provide its customers will have a direct impact on the success of its brand, reputation and ongoing sales. Failure to address the servicing requirements of its customers could harm the Company’s reputation or materially adversely affect its business, financial condition, operating results and prospects.

The Company’s customers will also depend on the Company’s customer support team to resolve technical and operational issues relating to the software integrated in its vehicles. The Company’s ability to provide effective customer support is largely dependent on its ability to attract, train and retain qualified personnel with experience in supporting customers on platforms such as the Company’s platform. As it continues to grow, additional pressure may be placed on the Company’s customer support team, and the Company may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. The Company may also be unable to modify the future scope and delivery of its technical support to compete with changes in the technical support provided by its competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect the Company’s results of operation. If the Company is unable to successfully address the servicing requirements of its customers or establish a market perception that it maintains high-quality support, it may be subject to claims from its customers, including for breach of warranties, loss of revenue or damages, and its business, financial condition, operating results and prospects may be materially adversely affected.

The Company’s motorcycles may not perform in line with customer expectations.

The Company’s vehicles, including the HyperSport line of motorcycles, may not perform in line with customers’ expectations. For example, the Company’s vehicles may not have the durability or longevity of other vehicles in the market and may not be as easy and convenient to repair as other vehicles in the market. Any product defects or any other failure of the Company’s vehicles to perform as expected could harm its reputation and result in adverse publicity, harm to the Damon brand and reputation, lost revenue, delivery delays, product recalls, product liability claims, significant warranty and other expenses, and could have a material adverse impact on the Company’s business, financial condition, operating results and prospects. Additionally, problems and defects experienced by other electric consumer vehicles could by association have a negative impact on perception and customer demand for the Company’s vehicles.

Further, the Company’s vehicles may contain defects in components, software, design and manufacture that may cause them not to perform as expected or that may require repairs, recalls or design changes, any of which would require significant financial and other resources to successfully navigate and resolve. The Company initially plans to deliver its vehicles without CoPilot ADAS, and thereafter to deliver its vehicles with CoPilot ADAS with limited functionality, with the goal to activate additional features over time. There is no guarantee that the CoPilot ADAS will ultimately perform in line with expectations. The Company’s vehicles use a substantial amount of software code to operate and software products are inherently complex and often contain defects and errors when first introduced. Efforts to remedy any issues the Company observes in its products could significantly distract management’s attention from other important business objectives, may not be timely, may hamper production or may not be to the satisfaction of its customers. Further, while extensive internal testing has been performed on the Company’s vehicles’ software and hardware systems, the Company’s limited operating history and limited field data reduce its ability to evaluate and predict the long-term quality, reliability, durability and performance characteristics of its vehicles. There can be no assurance that the Company will be able to detect and resolve any defects in its vehicles prior to their sale to customers. If any of the Company’s vehicles fail to perform as expected, deliveries may have to be delayed, product recalls initiated and servicing or updates under warranty provided at the Company’s expense, which could adversely affect the Company’s brand in its target markets and its business, financial condition, operating results and prospects may be materially adversely affected.

Sales will depend in part on the Company’s ability to establish and maintain confidence in its business prospects among customers, analysts and others within its industry.

Consumers may be less likely to purchase the Company’s products if they do not believe that its business will succeed or that its operations, including service and customer support operations, will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with the Company if they are not convinced that its business will succeed. Accordingly, to build, maintain and grow its business, the Company must establish and maintain confidence among customers, suppliers, analysts and other parties with respect to its liquidity and business prospects. Maintaining such confidence may be particularly difficult as a result of many factors, including the Company’s limited operating history, others’ unfamiliarity with its products, uncertainty regarding the future of electric vehicles, any prior or future delays in scaling production, delivery and service operations to meet demand, competition and the Company’s production and sales performance compared with market expectations. Some of these factors are outside of the Company’s control, and any negative perceptions about the Company’s business prospects, even if exaggerated or unfounded, would likely harm its business and make it more difficult to raise additional capital in the future. In addition, a significant number of new electric vehicle companies have recently entered the automotive industry, which is an industry that has historically been associated with significant barriers to entry and a high rate of failure. If these new entrants or other manufacturers of electric vehicles go out of business, produce vehicles that do not perform as expected or otherwise fail to meet expectations, such failures may have the effect of increasing scrutiny of others in the industry, including the Company, and further challenging customer, supplier and analyst confidence in the Company’s business prospects.

The Company’s business and prospects depend significantly on its ability to build its brand. The Company may not succeed in continuing to establish, maintain and strengthen the Damon brand, and its brand and reputation could be harmed by negative publicity regarding its company or products.

The Company’s business and prospects are heavily dependent on its ability to develop, maintain and strengthen the “Damon” brand. If the Company fails to establish, maintain and strengthen its brand, it may lose the opportunity to build a critical mass of customers. Promoting and positioning the “Damon” brand will likely depend significantly on the Company’s ability to provide high quality vehicles and services and engage with its customers as intended and the Company has limited experience in these areas. In addition, the Company expects that its ability to develop, maintain and strengthen the “Damon” brand will also depend heavily on the success of its user development and branding efforts. Such efforts mainly include building a community of online and offline users engaged with the Company through its mobile application and the Company stores as well as other branding initiatives and events. Such efforts may be non-traditional and may not achieve the desired results. To promote the “Damon” brand, the Company may be required to change its user development and branding practices, which could result in substantially increased expenses, including the need to use traditional media such as television, radio and print. If the Company does not develop and maintain a strong brand, its business, financial condition, operating results and prospects may be materially and adversely impacted.

In addition, if incidents with the Company’s business, vehicles or services occur or are perceived to have occurred, whether or not such incidents are the Company’s fault, the Company could be subject to adverse publicity. In particular, given the popularity of social media, posts and opinions regarding Damon, whether true or not, could quickly proliferate and harm consumer perceptions and confidence in the “Damon” brand. Further, there is the risk of potential adverse publicity related to the Company’s manufacturing or other partners, whether or not such publicity is related to their collaboration with the Company. The Company’s ability to successfully position its brand could also be adversely affected by perceptions about the quality of its partners’ vehicles. In addition, from time-to-time, the Company’s vehicles are evaluated and reviewed by third parties. Any negative reviews or reviews which compare Damon unfavorably to competitors could adversely affect consumer perception about the Company’s vehicles.

The motorcycle and personal mobility market is highly competitive, and the Company may not be successful in competing in this industry.

The motorcycle and personal mobility market is highly competitive, and the Company expects it will become even more so in the future. Currently, the Company’s principal competition for its vehicles comes principally from manufacturers of motorcycles with internal combustion engines powered by gasoline, including in the premium and other segments of its business. The Company cannot assure that customers will choose its vehicles over those of its competitors’ internal combustion-engine motorcycles. Although the Company intends to strategically enter into the market in the premium electric vehicle segment, it similarly expects this segment will become more competitive in the future as additional competitors enter into it, both from established brands and new entrants from various regions of the globe.

Many of the Company’s current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than the Company and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Based on publicly available information, a number of the Company’s competitors already have displayed prototype electric motorcycles and have announced target availability and production timelines, while others have launched pilot programs or full commercial offerings in certain markets.

Notably, the Company expects competition in its industry to intensify in the future in light of increased demand and regulatory push for alternative fuel vehicles, continuing globalization and consolidation in the worldwide motorcycle industry. Factors affecting competition include, among others, product quality and features, innovation and development time, pricing, reliability, safety, fuel and energy economy, customer service (including breadth of service network) and financing terms.

The Company’s ability to successfully compete in the motorcycle industry will be fundamental to its future success in existing and new markets and its market share. There can be no assurance that the Company will be able to compete successfully in the markets in which it operates. If the Company’s competitors introduce new models or services that successfully compete with or surpass the quality, price, performance or availability of the Company’s vehicles or services, the Company may be unable to satisfy existing customers or attract new customers at the prices and levels that would allow it to generate attractive rates of return on its investment. Increased competition could result in lower vehicle unit sales, price reductions and revenue shortfalls, loss of customers and loss of market share, which may materially adversely affect the Company’s business, financial condition, operating results and prospects.

There may be unanticipated obstacles to the execution of the Company’s business model.

The Company’s business plans may change significantly. The Company’s business model is capital intensive. The Company believes that its chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company’s principals and advisors. The Company’s management reserves the right to make significant modifications to its stated strategies depending on future events.

The Company’s proposed plan of operation and prospects will depend largely upon its ability to successfully establish the Company’s presence in a timely fashion, retain and continue to hire skilled management, technical, marketing, and other personnel, and attract and retain significant numbers of quality business partners and corporate clients. There can be no assurance that the Company will be able to successfully implement its business plan or develop or maintain future business relationships, or that unanticipated expenses, problems or technical difficulties which would result in material delays in implementation will not occur.

Demand in the motorcycle and personal mobility industry is highly volatile.

Volatility of demand in the motorcycle and personal mobility industry may materially and adversely affect the Company’s business, financial condition, operating results and prospects. The markets in which the Company will be competing have been subject to considerable volatility in demand in recent periods. Demand for motorcycle and other potential personal mobility product sales depends to a large extent on general, economic, political and social conditions in a given market and the introduction of new motorcycles and technologies. As an early state company in the personal mobility industry, the Company has fewer financial resources than more established motorcycle and other personal mobility product manufacturers to withstand changes in the market and disruptions in demand.

The Company’s ability to generate meaningful product revenue will depend upon consumer’s willingness to adopt electric motorcycles and other potential personal mobility products.

The Company’s growth will greatly depend upon the adoption by consumers of, and the Company is subject to an elevated risk of any reduced demand for, alternative fuel motorcycles in general and electric motorcycles and other potential personal mobility products in particular. If the market for electric motorcycles and other personal mobility products does not develop as expected or develops more slowly than expected, the Company’s business, financial condition, operating results and prospects may be materially adversely affected. The market for alternative fuel motorcycles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new motorcycle announcements and changing consumer demands and behaviors. Factors that may influence the adoption of alternative fuel motorcycles, and specifically electric motorcycles, include:

●	perceptions about electric motorcycle and other personal mobility products quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric motorcycles;

●	perceptions about motorcycle and other personal mobility products safety in general, in particular safety issues that may be attributed to the use of advanced technology, including motorcycle electronics and braking systems;

●	the limited range over which electric motorcycles and personal mobility products may be driven on a single battery charge;

●	the decline of an electric motorcycle and other personal mobility products range resulting from deterioration over time in the battery’s ability to hold a charge or short-term declines resulting from adverse weather conditions;

●	concerns about electric grid capacity and reliability, which could derail the Company’s efforts to promote electric motorcycles and other potential personal mobility products as a practical solution to motorcycles which require gasoline;

●	the availability of alternative fuel motorcycles, including plug-in hybrid electric motorcycles;

●	improvements in the fuel economy of the internal combustion engine;

●	the availability of service for electric motorcycles and other personal mobility products;

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	access to charging stations, standardization of electric motorcycle and other personal mobility products charging systems and consumers’ perceptions about convenience and cost to charge an electric motorcycle or other personal mobility products;

●	the availability of tax and other governmental incentives to purchase and operate electric motorcycles or future regulation requiring increased use of nonpolluting motorcycles;

●	perceptions about and the actual cost of alternative fuel; and

●	macroeconomic factors.

The influence of any of the factors described above may cause potential customers not to purchase the Company’s electric motorcycles and other potential personal mobility products, which would materially adversely affect the Company’s business, operating results, financial condition and prospects.

The transportation industry has significant barriers to entry that the Company must overcome in order to manufacture and sell its electric motorcycles and other personal mobility products at scale.

The transportation industry is characterized by significant barriers to entry, including large capital requirements, investment costs of developing, designing, manufacturing and distributing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image and the need to establish sales and service locations. Since the Company is focused on electric motorcycles and other potential personal mobility products, it faces a variety of added challenges to entry that a traditional motorcycle manufacturer would not encounter, including additional costs of developing and producing an electric powertrain that has comparable performance to a traditional internal combustion engine in terms of range and power, inexperience with servicing electric vehicles, regulations associated with the transport of batteries, the need to establish or provide access to sufficient charging locations and unproven high-volume customer demand for fully electric motorcycles. If the Company is not able to overcome these barriers, its business, financial condition, operating results and prospects may be materially adversely affected, and its ability to grow its business may be harmed.

The Company’s planned distribution model is different from the predominant current distribution model for motorcycle manufacturers, which makes evaluating its business, financial condition, operating results and prospects difficult.

The Company’s planned distribution model is not common in the automotive industry today, particularly in North America. The Company plans to conduct vehicle sales directly to customers rather than through dealerships, primarily through the Company’s website, subject to obtaining applicable dealer licenses and equivalent permits in such jurisdictions. Further, generally all of the Company’s vehicles will be made to order. This model of vehicle distribution is relatively new and unproven, and subjects the Company to substantial risk as it requires, in the aggregate, significant expenditures and provides for slower expansion of distribution and sales systems than may be possible by utilizing the traditional dealer franchise system. For example, the Company may not be able to utilize long established sales channels developed through a franchise system to increase its sales volume. Moreover, the Company will be competing with companies with well established distribution channels. The Company’s success will depend in large part on the Company’s ability to effectively develop its own sales channels and marketing strategies.

Implementing such distribution model is subject to numerous significant challenges, including obtaining licenses or equivalent permits and approvals from government authorities, and there is no assurance that the Company will be able to obtain such licenses, permits and approvals. Further, there are substantial automotive franchise laws in place in many jurisdictions around the world and the Company may be exposed to significant franchise dealer litigation risks.

If the Company’s direct sales and leasing model does not develop as expected or develops more slowly than expected, it may be required to modify or abandon its sales and leasing model, which could materially and adversely affect its business, financial condition, operating results and prospects.

The Company’s marketing programs may not be successful.

The Company believes its brand is critical to its business. The Company will incur costs and expend other resources in its marketing efforts to raise brand awareness and attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of revenues or growth. Additionally, most, if not all, of the Company’s competitors have greater financial resources, which enable them to spend significantly more than the Company is able to on marketing and advertising. Should the Company’s competitors increase spending on marketing and advertising or the Company’s marketing funds decrease for any reason, or should its advertising and promotions be less effective than its competitors, there could be a material adverse effect on Company’s results of operations and financial condition.

The Company is dependent on its suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of the Company’s vehicles at prices and volumes acceptable to the Company would have a material adverse effect on its business, financial condition, operating results and prospects.

The Company is dependent on third-party suppliers and manufacturers to supply and manufacture parts and components, sub-assemblies and assemblies included in its vehicles, and it expects to continue to rely on third parties to supply and manufacture such parts and components, sub-assemblies and assemblies in the future. While the Company obtains parts and components, sub-assemblies and assemblies from multiple sources whenever possible, some of the parts and components, sub- assemblies and assemblies used in its vehicles are purchased from a single source.

The Company intends to mitigate supply chain risk by entering into long-term supply agreements with key manufacturers and suppliers where appropriate, including where there is a single source supplier, but has not secured such long-term supply agreements to date, and there can be no assurance that it will be able to do so on terms that are acceptable to the Company, or at all. Further, the supplier agreements the Company may enter into with key suppliers in the future may contain provisions where such agreements can be terminated in various circumstances, including potentially without cause. While the Company believes that it may be able to establish alternate supply relationships and can obtain or potentially engineer replacement components for some of its single source components, it may be unable to do so in the short-term or at all, or at prices, volumes or quality levels that are acceptable to it. Changes in business conditions, pandemics, governmental changes, political conflict and other factors beyond the Company’s control, or that it does not presently anticipate, could affect its ability to receive components from its suppliers.

Any disruption in the supply of parts and components, sub-assemblies and assemblies, whether or not from a single source supplier, could temporarily disrupt manufacturing of the Company’s vehicles until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, and other factors beyond the Company’s control or which it does not presently anticipate, could also affect Damon’s suppliers’ ability to deliver components to the Company on a timely basis and ultimately, the Company’s ability to economically produce and distribute its vehicles.

In particular, the Company’s vehicles contain electronics, microprocessors control modules, and other computer chips.

The Company is dependent on its suppliers to deliver many components that contain these microchips, and a shortage of microchips could disrupt the Company’s operations and its ability to timely deliver vehicles to customers. Damon is closely monitoring the availability of these components, assessing the supply chain and production impacts and seeking potential alternatives.

Also, if any of the Company’s suppliers become economically distressed or go bankrupt, the Company may be required to provide substantial financial support or take other measures to ensure supplies of components or materials, which could increase its costs, affect its liquidity or cause production disruptions.

The inability of any of the Company’s suppliers to deliver necessary parts and components, sub-assemblies and assemblies according to the Company’s schedule and at prices, volumes or quality levels acceptable to the Company, the Company’s inability to efficiently manage these parts and components, sub-assemblies and assemblies, or the termination or interruption of any material supply arrangement could materially adversely affect the Company’s business, financial condition, operating results or prospects. Further, as the scale of the Company’s vehicle production increases, the Company will need to accurately forecast, purchase, warehouse and transport components to its manufacturing facilities and servicing locations internationally and at much higher volumes. If it is unable to accurately match the timing and quantities of component purchases to its actual needs or successfully implement automation, inventory management and other systems to accommodate the increased complexity in its supply chain, the Company may incur unexpected production disruption, storage, transportation and write-off costs.

Any of the foregoing may materially adversely affect the Company’s business, financial condition, operating results or prospects.

If the Company’s suppliers fail to use ethical business practices and comply with applicable laws and regulations, the Company’s brand image could be harmed due to negative publicity.

The Company’s core values, which include developing high quality electric motorcycles and other personal mobility products while operating with integrity, are an important component of the Damon brand image, which makes the Company’s reputation sensitive to allegations of unethical business practices. The Company does not control its suppliers or their business practices. Accordingly, there is no assurance of compliance on the part of the Company’s suppliers with ethical business practices, such as environmental responsibilities, fair wage practices, and compliance with child labor laws, among others. A lack of demonstrated compliance could lead the Company to seek alternative suppliers, which could increase its costs and results in delayed delivery of its products, product shortages or other disruptions of its operations.

Violation of labor or other laws by the Company’s suppliers or the divergence of a supplier’s labor or other practices from those generally accepted as ethical in the markets in which the Company operates could also attract negative publicity for Damon and its brand. If Damon, or other manufacturers in the industry in which the Company operates, encounters similar problems in the future, the Damon brand and the Company’s business, financial condition, operating results and prospects may be materially adversely affected.

The Company could experience cost increases or disruptions in supply of raw materials or other components used in its vehicles.

The Company incurs significant costs related to procuring raw materials required to manufacture and assembling its vehicles. The Company uses various raw materials in its vehicles including aluminum, steel, carbon fiber, non-ferrous metals such as copper, lithium, nickel, and cobalt. The prices for these raw materials fluctuate depending on factors beyond the Company’s control including market conditions and global demand for these materials and could adversely affect the Company’s business, financial condition, operating results and prospects. The Company’s business will also depend on the continued supply of battery cells for its vehicles. Battery cell manufacturers may refuse to supply electric vehicle manufacturers to the extent they determine that their vehicles are not sufficiently safe. The Company is exposed to multiple risks related to availability and pricing of quality lithium-ion battery cells. These risks include:

●	the inability or unwillingness of current battery cell manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases;

●	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and

●	an increase in the cost or decrease in the availability of raw materials used in battery cells, such as lithium, nickel, cobalt, used in lithium-ion cells.

Further, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions may result in significant increases in freight charges and raw material costs. Substantial increases in the prices for the Company’s raw materials or components would increase its operating costs and could reduce its margins. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to the Company, and its business, financial condition, operating results and prospects may be materially adversely affected.

Increased freight and shipping costs or disruptions in transportation and shipping infrastructure could materially adversely affect the Company’s business, financial condition, operating results and prospects.

The Company intends to utilize air, sea and ground freight via third-party freight services for the transportation of supplies to its facilities and assembled vehicles to its customers. Adverse fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important shipping and delivery points for the Company’s products, as well as for parts and components, sub-assemblies and assemblies used in the Company’s vehicles could materially adversely affect the Company’s business, financial condition, operating results and prospects. For example, delivery delays or increases in transportation costs (including through increased energy costs, increased carrier rates or driver wages as a result of driver shortages, a decrease in transportation capacity, or work stoppages or slowdowns) could significantly decrease the Company’s ability to make vehicle sales and earn revenues. Labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries or which would necessitate the Company securing alternative shipping suppliers could also increase the Company’s costs or otherwise materially adversely affect its business, financial condition, operating results and prospects.

The Company depends on certain key personnel, and its success will depend on its continued ability to retain and attract qualified management, technical and vehicle engineering and sales personnel.

The Company’s success will depend on the efforts, abilities, continued service and performance of the Company’s senior management team and key management, technical, vehicle engineering and sales personnel, and in particular from Dom Kwong, Chief Executive Officer and Bal Bhullar, Chief Financial Officer. A number of these key employees have significant experience in the motorcycle and electric vehicle manufacturing industry. If any key personnel were to terminate their employment with, or cease providing services to, the Company, the risks described in this section may be heightened and the Company may have difficulty or may not be able to locate and hire a suitable replacement. The Company has not obtained any “key person” insurance on certain key personnel at this time.

The Company’s directors and executive officers may have other business interests and obligations to other entities.

None of the Company’s directors or officers will be required to manage the Company as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to the Company, provided that such activities do not compete with the business of Damon or otherwise breach their agreements with the Company. The Company is dependent on its directors and officers to successfully operate Damon. Their other business interests and activities could divert time and attention from operating Damon’s business.

Potential conflicts of interest may arise in the course of the Company’s operations involving any member of management’s interest, or an affiliate company’s interest, as well as their respective interests in other potential unrelated activities. While the Company does have processes and procedures in place to identify, analyze or monitor conflicts of interest, there is no assurance that such processes and procedures will identify or disclose every conflict of interest that may arise.

The Company’s business may be adversely affected by labor and union activities.

Although none of the Company’s employees are currently represented by a labor union, it is common throughout the motorcycle industry generally for many employees at motorcycle companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. The Company also directly and indirectly depends upon other companies with unionized work forces, such as parts suppliers and trucking and freight companies. If a work stoppage occurs within the Company’s business or that of the Company’s key suppliers, it could delay the manufacture and sale of Damon’s electric motorcycles and may have a material adverse effect on the Company’s business, financial condition, operating results and prospects. Additionally, if the Company expands its business to include full in-house manufacturing of motorcycles or other potential personal mobility products, the Company’s employees might join or form a labor union and the Company may be required to become a union signatory.

The Company has undergone recent reductions in force and may undergo additional reductions in force in the future. However, any headcount reduction may not result in anticipated cost savings and could have negative or unanticipated impacts on the Company’s business.

To reduce operating expenses, the Company reduced its headcount, approximately 50% in early 2024 to 2025, and the Company may seek to undergo additional workforce restructurings in the future. The Company may not realize the anticipated benefits, savings and improvements in its cost structure from such restructurings because of unforeseen difficulties, delays or unexpected costs. In particular, headcount reductions could lead to disruptions to operations, material delays in research and development, attrition beyond planned layoffs and increased challenges to hire and retain qualified personnel. If the Company is unable to realize the expected operational efficiencies and cost savings from past or future restructurings, the Company’s operating results and financial condition would be adversely affected.

The Company is or may be subject to risks associated with strategic alliances and acquisitions.

The Company has entered into and may in the future enter into strategic alliances, including joint ventures or minority equity investments, with various third parties to further the Company’s business purpose from time-to-time. These alliances could subject the Company to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect its business. The Company may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, the Company may also suffer negative publicity or harm to its reputation by virtue of its association with any such third party.

In addition, although the Company does not have any current acquisition plans, if appropriate opportunities arise, the Company may acquire additional assets, products, technologies or businesses that are complementary to its existing business. In addition to a potential requirement for shareholder approval, the Company may also have to obtain approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may derail its business strategy if the Company fails to do so. Further, past and future acquisitions and the subsequent integration of new assets and businesses into the Company (including the Business Combination) may require significant attention from the Company’s management and could result in a diversion of resources from its existing business, which in turn could have an adverse effect on the Company’s business operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We may not be able to successfully integrate the business and operations of entities that we have acquired or may acquire in the future into our ongoing business operations, which may result in our inability to fully realize the intended benefits of these acquisitions, or may disrupt our current operations, which could have a material adverse effect on our business, financial position and results of operations.

Integrating the technology and operations acquired in connection with the Business Combination and any potential future acquisitions involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations. Furthermore, integration involves a number of risks, including, but not limited to:

●	difficulties or complications in combining the companies’ operations;

●	differences in controls, procedures and policies, regulatory standards and business cultures among the combined companies;

●	the diversion of management’s attention from our ongoing core business operations;

●	increased exposure to certain governmental regulations and compliance requirements;

●	the potential increase in operating costs;

●	the potential loss of key personnel;

●	the potential loss of key customers or suppliers who choose not to do business with the combined business;

●	difficulties or delays in consolidating the acquired companies’ technology platforms, including implementing systems designed to maintain effective disclosure controls and procedures and internal control over financial reporting for the combined company and enable the Company to continue to comply with U.S. GAAP and applicable U.S. securities laws and regulations;

●	unanticipated costs to successfully integrate operations, technologies, personnel of acquired businesses and other assumed contingent liabilities;

●	difficulty comparing financial reports due to differing financial or internal reporting systems;

●	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder; or

●	possible tax costs or inefficiencies associated with integrating the operations of the combined company.

These factors could cause us to not fully realize the anticipated financial or strategic benefits of future acquisitions which could have a material adverse effect on our business, financial condition and results of operations.

Even if we are able to successfully operate the acquired businesses, we may not be able to realize the revenue and other synergies and growth that we anticipate from these acquisitions in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of certain risks:

●	the possibility that the acquisition may not further our business strategy as we expected;

●	the possibility that we may not be able to expand the reach and customer base for the acquired companies’ current and future products as expected;

●	the possibility that we may have entered a market with no prior experience and may not succeed in the manner expected; and

●	the possibility that the carrying amounts of goodwill and other purchased intangible assets may not be recoverable.

As a result of these risks, the acquisitions and integration may not contribute to our earnings as expected, we may not achieve expected revenue synergies or return on invested capital when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of such acquisitions.

Manufacturing in collaboration with partners is subject to risks.

The Company has agreed to a partnership with Auteco, for the manufacture of a lower-cost global electric motorcycle (HyperLite) in the future. The Company intends to be paid by Auteco for each vehicle it assembles and sells on a per-vehicle basis monthly for the first five years of production. In addition, the Company has established a strategic partnership with Indika Energy for manufacturing, licensing and distribution in Indonesia, with the ability to expand that partnership to all of Southeast Asia. The Company may enter into similar with third party manufacturers in the future for its vehicles. Collaboration with third parties for the manufacturing of vehicles is subject to risks with respect to operations that are outside the Company’s control. The Company could experience delays to the extent its partners do not meet agreed upon timelines or experience capacity constraints. There is a risk of potential disputes with manufacturing partners, and the Company could be affected by adverse publicity related to its partners whether or not such publicity is related to their collaboration with the Company. The Company’s ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of its manufacturing partners’ vehicles. In addition, although the Company is involved in each step of the supply chain and manufacturing process, given the Company’s reliance on its partners to meet the Company’s quality standards, there can be no assurance that the Company will be able to successfully maintain such quality standards if outsourced manufacturing is adopted.

The Company may be unable to enter into new agreements or extend existing agreements with third-party manufacturing partners on terms and conditions acceptable to the Company and therefore may need to contract with other third parties or significantly add to its own production capacity. There can be no assurance that in such an event the Company would be able to partner with other third parties or establish or expand its own production capacity to meet its needs on acceptable terms or at all. The expense and time required to complete any transition, and to assure that vehicles manufactured at facilities of new third-party partners comply with the Company’s quality standards and regulatory requirements, may be greater than anticipated. The occurrence of any of the foregoing may materially adversely affect the Company’s business, financial condition, operating results and prospects.

Manufacturing Capacity, if and when established by the Company, will present inherent risks.

While the Company expects to be ready for initial production in 2026 of the Hypersport Race, there can be no assurance that the Company will be able to commence initial production on schedule and within budget, and more generally that the Company will be able to establish and expand production capacity to satisfy current reservations or future anticipated demand. This risk extends to supply chain and manufacturing quality risk, which could lead to lower volumes or lower quality than expected by customers. Further, if the Company is able to scale its manufacturing capacity to meet demand, the Company may need to incur greater facility costs, and there is no guarantee that the Company will be able to do so.

The delivery of HyperSport Race and subsequent motorcycles and other potential personal mobility products to the Company’s future customers and the revenue derived therefrom depends on the Company’s ability to source and fulfill the required vehicle manufacturing capacity, and it will depend on the ability of a future lessor to build and outfit future manufacturing facility. A future lessor’s ability to fulfill its obligations is outside of the Company’s control and depends on a variety of factors including the lessor’s operations, financial condition and geopolitical and economic risks. If a future lessor is unable to fulfill its obligations or is only able to partially fulfill its obligations, the Company will not be able to manufacture and sell its HyperSport Race and other motorcycles in the volumes anticipated within the timeframe that the Company anticipates, if at all.

The Company is and will be dependent on its manufacturing facilities. If one or more of its current or future manufacturing facilities become inoperable, capacity constrained or if operations are disrupted, its business, financial condition, operating results and prospects may be materially adversely affected.

The Company’s future revenue will be dependent on its manufacturing facilities. To the extent that the Company experiences any operational risk including, among other things, natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics or pandemics, and labor work force and work stoppages, resulting in any of its current or future manufacturing facilities becoming inoperable or capacity constrained, the Company will be required to make capital expenditures even though it may not have available resources at such time. Additionally, there is no guarantee that the proceeds available from the Company’s insurance policies would be sufficient to cover such capital expenditures. As a result, the Company’s insurance coverage and available resources may prove to be inadequate for events that may cause any of its current or future manufacturing facilities to become inoperable or capacity constrained, or any significant disruption to its operations. Any disruption in the Company’s manufacturing processes could result in delivery delays, scheduling problems, increased costs, or production interruption, which, in turn, may result in its customers deciding to purchase products from its competitors. Damon is and will be dependent on its current and future manufacturing facilities which will in the future require a high degree of capital expenditures. If the Company’s current or future assembly facilities becomes inoperative, capacity constrained or if operations are disrupted, its business, financial condition, operating results and prospects may be materially adversely affected.

The Company relies on complex machinery for its operations, and production of its vehicles involves a significant degree of risk and uncertainty in terms of operational performance, safety, security and costs.

The Company relies heavily on complex machinery for its operations and its production will involve a significant degree of uncertainty and risk in terms of operational performance, safety, security, and costs. The Company’s contemplated and its partners’ manufacturing facilities make use of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time-to-time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing facility components may significantly affect operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of the Company’s control, including, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, pandemics, fire, seismic activity, and natural disasters. There is no guarantee that adverse events will not occur in the future, or that Damon will be able to contain such events without damage or delay. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, vehicles, supplies, tools and materials, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, all which could have a material adverse effect on the Company’s business, financial condition, operating results or prospects. Although the Company generally carries insurance to cover such operational risks, there is no assurance that such insurance coverage will be sufficient to cover potential costs and liabilities arising therefrom. A loss that is uninsured or exceeds policy limits may require the Company to pay substantial amounts, which could adversely affect the Company’s business, financial condition, operating results and prospects.

The Company’s business may be negatively impacted by depreciation of equipment.

The Company expects to continue to invest significantly in what it believes is state of the art tooling, machinery and other manufacturing equipment for the product lines where the HyperSport and subsequent HyperDrive powertrain platforms-based vehicles are manufactured/assembled, and Damon will depreciate the cost of such equipment over its expected useful life. Additionally, the Company expects manufacturing partners will be investing in their production lines in support of the Company’s vehicle delivery goals. However, manufacturing technology may evolve rapidly, and the Company or its partners may decide to update its manufacturing process with cutting-edge equipment more quickly than expected. Moreover, as the Company ramps the commercial production of its vehicles, The Company’s experience may cause it to discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and to the extent such equipment is owned by us, the Company’s results of operations could be negatively impacted.

Misconduct by employees of the Company or third-party service providers could cause significant losses to the Company.

Misconduct by employees of the Company or third-party service providers could cause significant losses to the Company. Losses could also result from actions by third party service providers, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting the Company’s business prospects or future marketing activities. No assurances can be given that the due diligence performed by the Company will identify or prevent any such misconduct.

Dependence on a single licensor for our SAVES products and potential adverse changes to terms could negatively impact our financial condition and results of operations.

All of our revenues from the SAVES distribution business have been derived from the sale of product licenses we purchase from the licensor. The Parent acquired an exclusive license to use, market, distribute and develop the SAVES products pursuant to an exclusive software license and distribution agreement, by and among the Parent, Cranes Software International Ltd. and Systat Software, Inc., as amended on June 30, 2020 and February 22, 2021, and has licensed the SAVES products to us. In connection with the spin out and as reported in the current report on Form 8-K filed by the Parent on February 23, 2024, the Parent sold 100% of the equity interest in Grafiti LLC, then a wholly-owned subsidiary of the Parent which holds the exclusive license to develop and sell the SAVES products, along with other assets and businesses, to an entity controlled by Nadir Ali, the former Chief Executive Officer and former sole director of the Company prior to the consummation of the Business Combination.

As the licensor, Grafiti LLC has and its successors will have significant negotiating power over us and rapid, significant or adverse changes in sales terms and conditions, such as competitive pricing as well as reducing the level of purchase discounts and rebates this or any new vendor makes available to us, may reduce the profit we can earn on these vendors’ products and result in loss of revenue and profitability. Our gross profit could be negatively impacted if we are unable to pass through the impact of these changes to our distributors, resellers and customers. Additionally, significant changes in vendor payment terms or payment arrangements could negatively impact our liquidity and financial condition.

Our competitors in the technology distribution industry can take more market share by reducing prices on our most profitable vendor products, causing us to reduce prices on such products.

The technology distribution industry is characterized by intense competition, based primarily on product availability, credit terms and availability, price, effectiveness of information systems and e-commerce tools, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines and training, service and support. Our customers are not required to purchase any specific volume of products from us and may move business if pricing is reduced by competitors, resulting in lower sales. As a result, we must be extremely flexible in determining when to reduce prices to maintain market share and sales volumes and when to allow our sales volumes to decline to maintain our desired level of profitability for our products. We compete with a variety of regional, national and international distributors and resellers, some of which may have greater financial resources than us. Many of our competitors compete principally on the basis of price and may have lower costs or accept lower selling prices than we do and, therefore, we may need to reduce our prices. In addition, vendors may choose to market their products directly to end-users, rather than through distributors such as us, and this could adversely affect our business, financial condition and results of operations.

Our competitiveness in the technology distribution industry depends significantly on our ability to keep pace with the rapid changes in our industry. Failure by us to anticipate and meet our customers’ technological needs could adversely affect our competitiveness and growth prospects.

We operate and compete in the technology distribution industry which is characterized by rapid technological innovation, changing customer needs, evolving industry standards and frequent introductions of new products, product enhancements, services and distribution methods. Our success depends on our ability to develop expertise with these new products, product enhancements, services and distribution methods and to implement solutions that anticipate and respond to rapid changes in technology, the industry, and customer needs. The introduction of new products, product enhancements and distribution methods could decrease demand for current products or render them obsolete. Sales of products and services can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales if we fail to adapt to such changes in a timely manner.

We offer one vendor’s product offerings and are dependent on our customers demand for this vendor’s products. There can be no assurances that consumer or commercial demand for our future products will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results. Unless we are able to release location-based products that meet a significant market demand, we will not be able to improve our financial condition or the results of our future operations.

The growth of our SAVES distribution business is dependent on increasing sales to our existing customers and obtaining new customers, which, if unsuccessful, could limit our financial performance.

Our ability to increase revenues from existing customers by identifying additional opportunities to sell more of our products and services and our ability to obtain new customers depends on a number of factors, including our ability to offer high quality products and services at competitive prices, meeting customers’ needs and expectations, the strength of our competitors and the capabilities of our sales and marketing departments. If we are not able to continue to increase sales of our products and services to existing customers or to obtain new customers in the future, we may not be able to increase our revenues and could suffer a decrease in revenues as well.

If our SAVES products fail to satisfy customer demands or to achieve increased market acceptance, our results of operations, financial condition and growth prospects could be materially adversely affected.

The market acceptance of our products is critical to our continued success. Demand for our SAVES products is affected by a number of factors beyond our control, including continued market acceptance, the timing of development and release of new products by competitors, technological change, and growth or decline in the statistical analytics and visualization market. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, our business operations, financial results and growth prospects will be materially and adversely affected.

Defects, errors, or vulnerabilities in our SAVES products or services that we sell or the failure of such products or services to prevent a security breach, could harm our reputation and adversely affect our results of operations.

Because the SAVES products we sell are complex, they have contained and may contain software design errors or software bugs that are not detected until after their commercial release and deployment by customers. Defects may cause such products to be vulnerable to security attacks, cause them to fail to help secure information or temporarily interrupt customers’ networking traffic. Because the techniques used by hackers to access sensitive information change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect customers’ data. In addition, defects or errors in our subscription updates or products could result in a failure to effectively update customers’ products and thereby leave customers vulnerable to advanced persistent threats (APTs) or security attacks.

Any defects, errors or vulnerabilities in the products we sell could result in:

●	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work-around errors or defects or to address and eliminate vulnerabilities;

●	delayed or lost revenue;

●	loss of existing or potential customers or partners;

●	increased warranty claims compared with historical experience, or increased cost of servicing warranty claims, either of which would adversely affect gross margins; and

●	litigation, regulatory inquiries, or investigations that may be costly and harm our reputation.

Our SAVES business relies on a limited number of key customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.

During the year ended June 30, 2025, the Company had 1 customer that accounted for 10% of its overall revenue. Our customers may or may not continue to be a significant contributor to revenue from our SAVES business in fiscal year 2026 and beyond. The loss of a significant amount of business from one of our major customers could materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

A delay in the completion of our customers’ budget processes could delay purchases of our SAVES products and services and have an adverse effect on our business, operating results and financial condition.

We rely on our customers to purchase products and services from us to maintain and increase our earnings, however, customer purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer are not realized when anticipated or at all, our results could fall short of public expectations and our business, operating results and financial condition could be materially adversely affected.

If we cannot collect our receivables or if payment is delayed, our SAVES distribution business may be adversely affected by our inability to generate cash flow, provide working capital or continue our business operations.

Our SAVES distribution business depends on our ability to successfully obtain payment from our customers of the amounts they owe us for products received from us and any work performed by us. The timely collection of our receivables allows us to generate cash flow, provide working capital and continue our business operations. Our customers may fail to pay or delay the payment of invoices for a number of reasons, including financial difficulties resulting from macroeconomic conditions or lack of an approved budget. An extended delay or default in payment relating to a significant account will have a material and adverse effect on the aging schedule and turnover days of our accounts receivable. If we are unable to timely collect our receivables from our customers for any reason, our business and financial condition could be adversely affected.

If our SAVES products fail to satisfy customer demands or to achieve increased market acceptance, our results of operations, financial condition and growth prospects could be materially adversely affected.

The market acceptance of our SAVES products are critical to our continued success. Demand for our products is affected by a number of factors beyond our control, including continued market acceptance, the timing of development and release of new products by competitors, technological change, and growth or decline in the statistical analytics and visualization market. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, our business operations, financial results and growth prospects will be materially and adversely affected.

Insurance and contractual protections related to our SAVES distribution business may not always cover lost revenue, increased expenses or liquidated damages payments, which could adversely affect our financial results.

Although we maintain insurance and intend to obtain warranties from suppliers, obligate subcontractors to meet certain performance levels and attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance or the warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

Risks Related to Economic Conditions

Global economic conditions, including inflation, could materially adversely impact demand for the Company’s products and services.

Damon’s operations and performance depend significantly on economic conditions. Motorcycles are generally considered discretionary items for consumers. Many factors impact discretionary spending, including general economic conditions, inflation, unemployment, credit markets and consumer confidence in future economic conditions. Global economic conditions continue to be uncertain, particularly in light of high inflation and U.S. growing international trade tensions. Consumer purchases of discretionary items tend to be suppressed during recessionary periods when disposable income is lower, or during periods of economic instability or uncertainty when consumer confidence is low, which may make potential customers more likely to forgo or to postpone purchasing Damon’s vehicles, or to purchase less expensive product offerings, which may be less profitable to Damon.

Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect the Company’s business, financial condition, results of operations and prospects.

The global financial markets experienced significant disruptions in 2008 and the Canadian, United States, European and other economies went into recession. The recovery from the lows of 2008 and 2009 was uneven and the global financial markets are facing new challenges, including and supply chain shortages or disruptions, and future potential economic slowdowns. It is unclear whether these challenges will be contained and what effects they each may have. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies. Economic conditions in China are sensitive to global economic conditions. Recently there have been signs that the rate of China’s economic growth is declining. Any prolonged slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors.

Sales of high-end and luxury consumer products, such as the Company’s performance electric motorcycles or other personal mobility products, depend in part on discretionary consumer spending and are even more exposed to adverse changes in general economic conditions. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of the Company’s electric vehicles and the Company’s business, financial condition, operating results and prospects may be materially adversely affected.

The Company faces risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt its operations.

The Company’s business could be adversely affected by the effects of local or global outbreaks, and epidemics or pandemics. The Company’s business operations could be disrupted if any of its employees are suspected of having contracted any contagious and virulent viruses or other diseases, since it could require its employees to be quarantined or its offices to be disinfected. In addition, to the extent that any such outbreak, epidemic or pandemic would have detrimental effects on general economic conditions the Company’s business, financial condition, operating results or prospects may be materially adversely affected.

The Company’s headquarters and the Company operated locations, as well as certain of the Company’s vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, may disrupt the Company’s business and may adversely affect the Company’s ability to continue its operations. These events also could have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or any combination thereof, could adversely affect the Company’s operations.

Although the Company has data hosted in offsite locations, the Company’s backup system does not capture data on a real-time basis and the Company may be unable to recover certain data if a server fails. the Company cannot assure that any backup systems will be adequate to protect it from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect the Company’s ability to provide services on its platform.

The Company’s risk management efforts may not be effective which could result in unforeseen losses.

The Company could incur substantial losses and its business operations could be disrupted if the Company is unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to its business, assets and liabilities. Damon’s risk management policies, procedures, and techniques, including its scoring methodology, may not be sufficient to identify all of the risks the Company is exposed to, mitigate the risks the Company has identified or identify additional risks to which the Company may become subject in the future.

The Company is subject to risks related to customer credit.

The Company has partnered to offer leasing and financing of its vehicles to potential customers within the U.S. and is working to establish partnerships outside the U.S. through other third-party financing partners, the Company currently has no agreements in place with any potential financing partners. The Company cannot provide any assurance that such third-party financing partners would be able or willing to provide such services on terms acceptable to the Company or its customers, or to provide such services at all. Further, because the Company has not yet sold any vehicles and no secondary market for its vehicles exists, the future resale value of its vehicles is difficult to predict, and the possibility that resale values could be lower than expected increases the difficulty of providing leasing terms that appeal to potential customers through such third-party financing partners. The Company believes that the ability to offer attractive leasing and financing options is particularly relevant to customers in the luxury motorsport vehicle segments in which the Company will compete, and if the Company is unable to offer its customers an attractive option to finance the purchase of or lease HyperSport motorcycles or planned future models, such failure could substantially reduce the pool of potential customers and decrease demand for the Company’s vehicles.

Further, offering leasing and financing alternatives to customers could expose the Company to risks commonly associated with the extension of consumer credit. Competitive pressure and challenging markets could increase credit risk through leases and loans to financially weak customers, extended payment terms, and leases and loans into new and immature markets, and any such credit risk could be further heightened in light of the economic uncertainty and any economic recession or other downturn, including by reason of a disease outbreak. If the Company is unable to provide leasing and financing arrangements that appeal to potential customers, or if the provision of such arrangements exposes it to excessive consumer credit risk, the Company’s business, financial condition, operating results and prospects may be materially adversely affected.

Motorcycle retail sales depend heavily on affordable interest rates and availability of credit for financing and a substantial increase in interest rates could materially and adversely affect the Company’s business, financial condition, operating results and prospects.

In certain regions, including North America and Europe, financing for new vehicle sales was available at relatively low interest rates in recent years due to, among other things, expansive government monetary policies. Interest rates began to rise sharply in early 2022, and market rates for new vehicle financing have increased as well. Higher interest rates make the Company’s vehicles less affordable to customers and could steer customers to less expensive vehicles that would be less profitable for the Company compared to premium vehicles. Additionally, if consumer interest rates remain high or increase further, or if financial service providers further tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase or lease the Company’s vehicles.

Fluctuations in exchange rates could have a material and adverse effect on the Company’s results of operations.

The Company reports its financial results in U.S. dollars and anticipates that a material portion of its sales and operating costs will be realized in currencies other than the U.S. dollar. If the value of any of said currencies depreciates relative to the U.S. dollar, the Company’s foreign currency revenue will decrease when translated to U.S. dollar for reporting purposes. Alternatively, if the value of any of these currencies appreciates relative to the U.S. dollar, the Company’s operating costs will increase when translated to U.S. dollar for reporting purposes. Although these risks may sometimes be naturally hedged by a match in the Company’s sales and operating costs denominated in the same currency, fluctuations in foreign currency exchange rates could create discrepancies between the Company’s sales and its operating costs in a given currency which may have a material adverse effect on the Company’s business, financial condition, operating results and prospects.

Fluctuations in foreign currency exchange rates could also have a material adverse effect on the relative competitive position of the Company’s products in markets where they face competition from manufacturers who are less affected by such fluctuations in exchange rates. The value of the U.S. dollar against the Canadian dollar and other currencies is affected by changes in various political and economic conditions. It is difficult to predict how market forces or government policy may impact the exchange rate between U.S. dollars and other currencies in the future. Changes in currency exchange rates can have impacts on the costs of imported goods for motorcycle or other personal mobility products assembly, and it can change the relative value or demand for motorcycles or such other personal mobility products abroad.

The Company’s sales and operating results may fluctuate from quarter-to-quarter and from year-to-year as they are affected, among other things, by the seasonal nature of the Company’s products, fluctuation in the Company’s operating costs and prevailing market conditions.

The Company’s future sales and operating results may experience substantial fluctuations from quarter-to-quarter and year-to-year. It is anticipated that sales for motorcycles in the principal markets in which the Company operates will be highest in spring and summer. In addition, the Company’s revenues and operating costs will fluctuate from period-to-period with the pace at which it increases its production capacity and designs, develops and produces new vehicles. As a result of these fluctuations in revenues and expenses, along with other factors that are beyond the Company’s control, including general economic conditions, changes in consumer preferences, weather conditions, vehicle sales mix, changes in the cost or availability of raw materials or labor, discretionary spending habits and currency exchange rate fluctuations, the Company may not be able to accurately predict its quarterly and annual sales and operating results, which are likely to fluctuate significantly from period- to-period. Sales and operating results in any period should not be considered indicative of the results to be expected for any future period.

Risks Related to Technology

The Company’s motorcycles rely on software and hardware that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if the Company is unsuccessful in addressing or mitigating technical limitations in its systems, its business, financial condition, operating results and prospects could be materially adversely affected.

The Company’s vehicles rely on software and hardware, including software and hardware developed or maintained by third parties, that is highly technical and complex and will require modification and updates over the life of the vehicles. In addition, the performance of the software solutions included in the Company’s vehicles depends on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. The Company’s software and hardware may contain errors, bugs or vulnerabilities, and its systems are subject to certain technical limitations that may compromise the Company’s ability to meet its objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects or technical limitations may be found within the Company’s software and hardware. Although the Company attempts to remedy any issues it observes in its vehicles and software as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of the Company’s customers. Additionally, if the Company is able to deploy updates to the software addressing any issues, but such updates cannot or are not installed by its customers, such customers’ software will be subject to these vulnerabilities until they install such updates. If the Company is unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in its software and hardware, the Company may suffer damage to its reputation, loss of customers, loss of revenue or liability for damages, any of which may materially adversely affect the Company’s business, financial condition, operating results and prospects.

There are complex software and technology systems that need to be developed by the Company and in coordination with vendors and suppliers to reach production for its vehicles, and there can be no assurance such systems will be successfully developed or integrated.

The Company’s vehicles and operations will use a substantial amount of complex third-party and in-house software and hardware. The development and integration of such advanced technologies are inherently complex, and the Company will need to coordinate with its vendors and suppliers to reach production for its vehicles. Defects and errors may be revealed over time and the Company’s control over the performance of third-party services and systems may be limited. Thus, the Company’s potential inability to develop and integrate the necessary software and technology systems may harm its competitive position.

The Company relies on third-party suppliers to develop a number of emerging technologies for use in its products, including battery technology and the use of different battery cell chemistries. Certain of these technologies and chemistries are not today, and may not ever be, commercially viable. There can be no assurances that the Company’s suppliers will be able to meet the technological requirements, production timing, and volume requirements to support the Company’s business plan. In addition, the technology may not comply with the cost, performance useful life and warranty characteristics that are anticipated. As a result, the Company’s business plan could be significantly impacted, and the Company may incur significant liabilities under warranty claims which may materially adversely affect the Company’s business, financial condition, operating results and prospects.

The Company’s industry and its technology are rapidly evolving and may be subject to unforeseen changes. Developments in alternative technologies or improvements in the internal combustion engine may materially and adversely affect the demand for its electric vehicles.

The Company will operate in the electric vehicle industry, which is rapidly evolving and may not develop as anticipated. The regulatory framework governing the industry is currently uncertain and may remain uncertain for the foreseeable future. As the industry in which the Company operates and the Company’s business develop, the Company may need to modify its business model or change its vehicles and services. These changes may be costly and may not achieve expected results, which could have a material adverse effect on the Company’s business, financial condition, operating results and prospects.

Further, the Company may be unable to keep up with changes in electric vehicle technology or alternatives to electricity as a fuel source and, as a result, its competitiveness may suffer. The Company’s research and development efforts may not be sufficient to adapt to changes in electric vehicle technology. As technologies change, the Company plans to upgrade or adapt its vehicles and introduce new models in order to continue to provide vehicles with the latest technology, in particular safety technology and battery technology, which could involve substantial costs and lower its return on investment for existing vehicles. There can be no assurance that the Company will be able to compete effectively with alternative vehicles or source and integrate the latest technology into its vehicles, against the backdrop of the Company’s rapidly evolving industry. Even if the Company is able to keep pace with changes in technology and develop new models, the Company is subject to the risk that its prior models will become obsolete more quickly than expected, potentially reducing its return on investment.

Developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect the Company’s business, financial condition, operating results and prospects in ways not currently anticipated. For example, relatively inexpensive fuel, such as compressed natural gas, may emerge as consumers’ preferred alternative to petroleum-based propulsion.

The Company may face challenges providing charging solutions.

Demand for the Company’s vehicles will depend in part on the availability of charging infrastructure. While the prevalence of charging stations has been increasing, charging station locations are significantly less widespread than gas stations. Some potential customers may choose not to purchase an electric vehicle because of the lack of a more widespread service network or charging infrastructure at the time of sale. Although the Company intends to offer the ability to use alternative current and direct current charging infrastructure, allowing customers to use existing charging infrastructure and standards to charge their motorcycles, the Company has very limited experience in the actual provision of charging solutions to customers and providing these services is subject to challenges, which include dependence on existing charging networks and installation providers in appropriate areas. The Company’s ability to generate customer loyalty and grow its business could be impaired by a lack of satisfactory access to charging infrastructure. To the extent the Company is unable to meet customer expectations or experiences difficulties in providing charging solutions, demand for its vehicles may suffer, and the Company’s business, financial condition, operating results and prospects may be materially and adversely affected.

If the Company were to pursue development of a proprietary charging solution, the Company would face significant challenges and barriers, including successfully navigating the complex logistics of rolling out a network and teams in appropriate areas, resolving issues related to inadequate capacity or overcapacity in certain areas, addressing security risks and risks of damage to vehicles, securing agreements with third-party providers to roll out and support a network of charging solutions in appropriate areas, obtaining any required permits and land use rights and filings, and providing sufficient financial resources to successfully roll out the proprietary charging solution, which could require diverting such resources from the Company’s other important business initiatives. In addition, the Company’s limited experience in providing charging solutions could contribute to additional unanticipated challenges that would hinder its ability to provide such solutions or make the provision of such solutions costlier than anticipated.

The range of the Company’s electric motorcycles on a single charge decline over time, which may negatively influence potential customers’ decisions whether to purchase its motorcycles.

The battery life and range of the Company’s motorcycles may vary or decline over time, like other vehicles that use current battery technology, including due to factors outside of the Company’s control. Factors such as rider behaviour, usage, speed, terrain, time and stress patterns may also impact the battery’s ability to hold a charge, which may decrease the Company’s motorcycles’ range before needing to recharge or could require the Company to limit vehicles’ battery charging capacity, including via over-the-air or other software updates, for safety reasons or to protect battery capacity, which could further decrease the Company’s vehicles’ range between charges. Such decreases in or limitations of battery capacity and therefore range, whether imposed by deterioration, software limitations or otherwise, could also lead to customer complaints or warranty claims, including claims that prior knowledge of such decreases or limitations would have affected customers’ purchasing decisions. In addition, the Company cannot guarantee that battery life and range deterioration will not be greater than what is currently anticipated, nor that the Company will be able to improve the performance of its battery packs, or increase its vehicles’ range, in the future. Any deterioration above the expected level could affect the Company’s reputation or could materially adversely affect its business, financial condition, operating results and prospects.

The Company’s vehicles make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.

The battery packs that the Company produces make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack has been designed to passively contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of the Company’s vehicles or other battery packs that it produces could occur, which could result in bodily injury or death and could subject the Company to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve the Company’s vehicles, could materially adversely affect the Company’s business, financial condition, operating results and prospects.

In addition, once the Company begins mass manufacturing of its vehicles, it will be required to store a significant number of lithium-ion cells at its facilities. While safety procedures related to the handling of the cells have been implemented, any mishandling of battery cells, or safety issue or fire related to cells, may cause damage, injury and disruption to the operation of its facilities. Such damage or injury could lead to adverse publicity and potentially a safety recall.

The Company may be subject to risks associated with assisted driving technology.

The Company’s vehicles are being designed to offer some assisted driving functionality through the Company’s CoPilot ADAS, including forward crash warning functionalities. Through research and development, the Company plans to continue to update and improve its assisted driving technology. Assisted driving technologies are subject to risks and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on driver interactions, and drivers may not be accustomed to using or adapting to such technologies. To the extent accidents associated with the Company’s assisted driving systems occur, the Company could be subject to liability, negative publicity, government scrutiny, and further regulation. Moreover, any incidents related to assisted driving systems of the Company’s competitors could adversely affect the perceived safety and adoption of the Company’s vehicles and assisted driving technology more broadly. Any of the foregoing could materially and adversely affect the Company’s business, financial condition, operating results and prospects.

Risks Related to Intellectual Property

The Company’s patent applications may not result in issued patents, which may have a material adverse effect on its ability to prevent others from interfering with the commercialization of the Company’s products.

The registration and enforcement of patents involves complex legal and factual questions, and the breadth and effectiveness of patented claims is uncertain. The Company cannot be certain that it is the first to file patent applications on the inventions it wishes to protect, nor can it be certain that its pending patent applications will result in issued patents or that any of its issued patents will afford sufficient protection against someone creating competing products, or as a defensive portfolio against a competitor who claims that the Company is infringing such competitor’s patents. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that may differ from those of applicable in Canada or the U.S., and thus there is no certainty that foreign patent applications, if any, will result in issued patents in those foreign jurisdictions or that such patents can be effectively enforced, even if they relate to patents issued in Canada or the U.S.

The Company may need to defend itself against patent or trademark infringement claims, which may be time-consuming and would cause the Company to incur substantial costs.

Companies, organizations or individuals, including the Company’s competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with the Company’s ability to make, use, develop, sell or market its motorcycles or components, which could make it more difficult for Damon to operate its business. From time-to-time, the Company may receive communications from third parties that allege its products are covered by their patents or trademarks or other intellectual property rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights.

In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. Furthermore, from time-to-time the Company may introduce or acquire new products and services, including in areas where Damon historically has not competed, which could increase the Company’s exposure to patent and other intellectual property claims from competitors and non-practicing entities.

The Company may receive notice letters from patent holders alleging that certain of its products and services infringe their patent rights. Defending patent and other intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and the Company may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring the Company to cease some or all of its operations. The Company may decide to settle such lawsuits and disputes on terms that are unfavorable to it. Similarly, if any litigation to which the Company is a party is resolved adversely, the Company may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require the Company to cease some or all of its operations or pay substantial amounts to the other party. In addition, the Company may have to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all, and may significantly increase the Company’s operating costs and expenses. As a result, the Company may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense or may not be feasible. The Company’s business, financial condition, and results of operations could be adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.

If the Company is determined to have infringed upon a third party’s intellectual property rights, the Company may be required to do things that include one or more of the following:

●	cease making, using, selling or offering to sell processes, goods or services that incorporate or use the third-party intellectual property;

●	pay substantial damages;

●	seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all;

●	redesign its motorcycles or other goods or services to avoid infringing the third-party intellectual property; or

●	establish and maintain alternative branding for its products and services.

In the event of a successful claim of infringement against the Company and its failure or inability to obtain a license to the infringed technology or other intellectual property right, its business, financial condition, operating results and prospects may be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

Risks Related to Regulation and Taxation

Our international business exposes us to geo-political and economic factors, legal and regulatory requirements, public health and other risks associated with doing business in foreign countries.

We currently provide, and plan to continue providing, our products and services to customers internationally. These risks differ from and potentially may be greater than those associated with our domestic business.

Our international business is sensitive to changes in the priorities and budgets of international customers and geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as Canadian, U.S., and UK foreign policy.

Our international sales are also subject to local government laws, regulations and procurement policies and practices, which may differ from the UK Government regulations, including regulations relating to import-export control, investments, foreign exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. Our international contracts may include industrial cooperation agreements requiring specific in- country purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Our international contracts may also be subject to termination at the customer’s convenience or for default based on performance, and may be subject to funding risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs, which could negatively affect our results of operations and financial condition.

We are also subject to a number of other risks including:

●	the absence in some jurisdictions of effective laws to protect our intellectual property rights;

●	multiple and possibly overlapping and conflicting tax laws;

●	restrictions on movement of cash;

●	the burdens of complying with a variety of national and local laws;

●	political instability;

●	currency fluctuations;

●	longer payment cycles;

●	restrictions on the import and export of certain technologies;

●	price controls or restrictions on exchange of foreign currencies; and

●	trade barriers.

In addition, our international operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as 2019-Novel Coronavirus (2019-nCoV), avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. For example, as a result of the Coronavirus outbreak, our ability to source internal connection cables for certain of our sensors has been delayed, which will require us to source these components from other vendors at a higher price that may result in an increase in our costs to produce our products In the event our customers are materially impacted by these events, it may impact anticipated orders and planned shipments for our products. With respect to political factors, the United Kingdom’s 2016 referendum, commonly referred to as “Brexit,” has created economic and political uncertainty in the European Union. Also, the European Union’s General Data Protection Regulation imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

The lack of availability, reduction or elimination of government and economic incentives or government policies which are favorable for electric vehicles and Canadian produced vehicles could have a material adverse effect on the Company’s business, financial condition, operating results and prospects.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of electric motorcycles, fiscal tightening or other reasons may result in the diminished competitiveness of the alternative fuel motorcycle industry generally or the Company’s electric motorcycles or other personal mobility products in particular. This could materially adversely affect the growth of the alternative fuel motorcycle markets and the Company’s business, financial condition, operating results and prospects.

The Company’s vehicles also benefit from government policies including tariffs on imported motorcycles to both Europe and the U.S. However, trade dynamics can change quickly between regions, and this advantage could become a disadvantage with new regulations or duties. Additionally, the amount of subsidies provided for purchasers of certain new energy motorcycles in various regions (both at national and local levels) could be reduced in the future, increasing the net cost experienced by customers. These policies are subject to change and are beyond the Company’s control. There is no assurance that any changes would be favorable to the Company’s business. Any of the foregoing could materially adversely affect the Company’s business, financial condition, operating results and prospects.

The Company’s business could be adversely affected by trade tariffs or other trade barriers.

The Company initially plans to potentially build Damon motorcycles in the US and/or Europe and will be shipping those motorcycles globally. It is not clear what impact changes to tariffs may have or what actions other governments may take in the future. In the future, tariffs could potentially impact the Company’s raw material prices. In addition, changes in tariffs could have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have a material adverse effect on the Company’s business, financial condition, operating results and prospects.

The construction and operation of one or more potential assembly facilities that the Company may seek to establish in the future, are or will be subject to regulatory approvals, and may be subject to delays, cost overruns or may not produce expected benefits.

The Company’s establishment of one or more potential manufacturing facilities could be subject to broad and strict government supervision and approval procedures, including, but not limited to, the project approvals and filings, construction land and project planning approval, environment protection approval, pollution discharge permits, work safety approvals, fire protection approvals, and the completion of inspection and acceptance by relevant authorities. As a result, the Company may be subject to administrative uncertainty regarding the construction within a specified time frame, fines or the suspension of work. The Company may face similar challenges with respect to any additional facilities it seeks to establish in the future to scale manufacturing capacity or otherwise. Any of the foregoing may have a material adverse impact on the Company’s business, financial condition, operating results or prospects.

The Company’s vehicles are subject to motor vehicle standards and the failure to satisfy such mandated safety standards would have a material adverse effect on the Company’s business, financial condition, operating results and prospects.

All vehicles sold must comply with various standards of the market where the vehicles were sold. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving such standards. Vehicles must pass various tests and undergo a certification process, before receiving delivery from the factory, being sold, or being used in any commercial activity, and such certification is also subject to periodic renewal. The Company expects to begin the process of obtaining certifications for the HyperSport in 2027. If the Company’s certification efforts fail, or a certified vehicle has a defect resulting in quality or safety accidents, or consistent failure of compliance with certification requirements is discovered, the approval can be withheld, suspended or even revoked. With effect from the date of revocation or during suspension of certification, any vehicle that fails to satisfy the requirements for certification may not continue to be delivered, sold, exported or used in any commercial activity. Failure by the Company to have the HyperSport or any future model electric vehicle satisfy motor vehicle standards would have a material adverse effect on the Company’s business, financial condition, operating results and prospects.

The Company is subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and noncompliance with such laws can subject the Company to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could materially adversely affect the Company’s business, results of operations, financial condition and reputation.

The Company is subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which the Company conducts activities, including the United States Foreign Corrupt Practices Act (“FCPA”), the Corruption of Foreign Public Officials Act (Canada) (“CFPOA”), the UK Bribery Act 2010 and other similar anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions, laws and regulations. The FCPA, the CFPOA and the UK Bribery Act 2010 prohibit the Company and its officers, directors, employees and business partners acting on the Company’s behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The UK Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could harm the Damon brand and adversely affect the Company’s business, financial condition, operating results and prospects.

The Company has direct or indirect interactions with officials and employees of government agencies and state-owned affiliated entities in the ordinary course of business. These interactions subject the Company to an increased level of compliance-related concerns. The Company is in the process of implementing policies and procedures designed to ensure compliance by it and its directors, officers, employees, representatives, consultants, agents and business partners with applicable anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations. However, the Company’s policies and procedures may not be sufficient, and its directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which the Company may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws and regulations could subject the Company to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could harm the Damon brand and materially adversely affect the Company’s business, financial condition, operating results and prospects. In addition, changes in economic sanctions laws in the future could adversely impact the Company’s business and investments in the Company s securities.

The Company is subject to numerous environmental, health and safety laws and any breach of such laws may have a material adverse effect on the Company’s business, financial condition, operating results and prospects.

The Company is subject to numerous environmental, health and safety laws, including statutes, regulations, bylaws and other legal requirements. These laws relate to the generation, use, handling, storage, transportation and disposal of regulated substances, including hazardous substances (such as batteries), dangerous goods and waste, emissions or discharges into soil, water and air, including noise and odors (which could result in remediation obligations), and occupational health and safety matters, including indoor air quality. These legal requirements vary by location and can arise under federal, provincial, state or municipal laws. Any breach of such laws, regulations, directives or requirements would have a material adverse effect on the Company’s business, financial condition, operating results and prospects.

The Company may be adversely affected by the complexity, uncertainties and changes in automotive or internet related Canadian regulations or similar regulations of any countries it intends to sell motorcycles into.

The Company operates in the motorcycle and internet industry, both of which are extensively regulated by various governments. Regulations on vehicle homologation requirements may change over time, and potentially diverge in various regions, driving the need for increased vehicle variants, or discontinuation (temporary or permanent) of existing vehicle models.

In addition, the Company’s mobile applications are also regulated by various regulations, for example there are regulations related to the collection and sharing of data. If the Company’s mobile applications were found to be violating the regulations, the Company may be subject to administrative penalties, including warning, service suspension or removal of the Company’s mobile applications from the relevant mobile application store, which may materially adversely affect the Company’s business, financial condition, operating results and prospects.

Risks Related to Cybersecurity and Privacy

The Company’s inability to leverage vehicle and customer data could impact the servicing of its products, its software algorithms and impact research and development.

The Company will rely on data collected from the use of its vehicles, including vehicle data and data related to battery usage statistics. The Company will use this data in connection with the servicing and normal course software updates of its products, its software algorithms and the research, development and analysis of its motorcycles. The Company’s inability to obtain this data or the necessary rights to use this data or the Company’s inability to properly analyze or use this data could result in the Company’s inability to adequately service its vehicles or delay or otherwise negatively impact its research and development efforts. Any of the foregoing could materially adversely affect the Company’s business, financial condition, operating results and prospects.

Failure of information security and privacy concerns could subject the Company to penalties, damage its reputation and brand, and harm its business, financial condition, operating results and prospects.

The Company faces significant challenges with respect to information security and privacy, including the storage, transmission and sharing of confidential information. The Company collects, transmits and stores confidential and private information of its customers, such as personal information, including names, accounts, user IDs and passwords, and payment or transaction related information. In certain jurisdictions, the Company is also subject to certain laws and regulations, such as “Right to Repair” laws, which require the Company to provide third-party access to its network or vehicle systems.

The Company is required by the laws of its various operating regions to ensure the confidentiality, integrity, availability and authenticity of the information of its customers and suppliers, which is also essential to maintaining their confidence in its vehicles and services. The Company intends to implement strict information security policies and deploy advanced measures to implement the policies, including, among others, advanced encryption technologies. However, advances in technology, an increased level of sophistication and diversity of the Company’s vehicles and services, an increased level of expertise of hackers, new discoveries in the field of cryptography or others can still result in a compromise or breach of the measures that are used by the Company. If the Company is unable to protect its systems, and hence the information stored in its systems, from unauthorized access, use, disclosure, disruption, modification or destruction, such problems or security breaches could cause a loss, give rise to the Company’s liabilities to the owners of confidential information or even subject the Company to fines and penalties. In addition, complying with various laws and regulations could cause Company to incur substantial costs or require Company to change its business practices, including its data practices, in a manner adverse to its business.

Any unauthorized control or manipulation of the Company’s vehicles’ systems could result in loss of confidence in the Company and its vehicles and harm its business.

The Company’s vehicles contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. The Company has designed, implemented and tested security measures intended to prevent unauthorized access to its information technology networks and its vehicles and related systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, vehicles and systems to gain control of or to change Company’s solutions’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicles. Future vulnerabilities could be identified and Company’s efforts to remediate such vulnerabilities may not be successful. Any unauthorized access to or control of Company’s vehicles, or any loss of customer data, could result in legal claims or proceedings and remediation of such problems could result in significant, unplanned capital expenditures. In addition, regardless of their veracity, reports of unauthorized access to its technology systems or data, as well as other factors that may result in the perception that Company’s vehicles, technology systems or data are capable of being “hacked,” could materially adversely affect Company’s brand and its business, financial conditions, operating results and prospects.

The Company is subject to information technology and cybersecurity risks to operational systems, security systems, infrastructure, integrated software in its motorcycles and customer data processed by it, and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent the Company from effectively operating its business, harm its reputation or materially adversely affect its business, financial condition, operating results and prospects.

The Company is at risk for interruptions, outages and breaches of: (i) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by it or its third-party vendors or suppliers; (ii) facility security systems, owned by it or its third-party vendors or suppliers; (iii) transmission control modules or other in-product technology, owned by it or its third-party vendors or suppliers; (iv) the integrated software in Company’s vehicles; or (v) customer or driver data that Company processes or Company’s third-party vendors or suppliers process on its behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers or others; jeopardize the security of the Company’s facilities; or affect the performance of transmission control modules or other in-product technology and the integrated software in the Company’s vehicles. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery, social engineering or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time.

Although the Company maintains information technology measures designed to protect it against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and there is no guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. Any implementation, maintenance, segregation and improvement of the Company’s systems may require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of the Company’s data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect the Company’s ability to manage its data and inventory, procure parts or supplies or produce, sell, deliver and service its vehicles, adequately protect its intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. The Company cannot be sure that these systems upon which it relies, including those of its third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If the Company does not successfully implement, maintain or expand these systems as planned, its operations may be disrupted, the Company’s ability to accurately and timely report its financial results could be impaired, and deficiencies may arise in the Company’s internal control over financial reporting, which may impact the Company’s ability to certify its financial results. Moreover, the Company’s proprietary information or intellectual property could be compromised or misappropriated, and its reputation may be adversely affected. If these systems do not operate as expected, Damon may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

A significant cyber incident could impact the Company’s manufacturing capacity or production capability, harm its reputation, cause the Company to breach its contractual arrangements with other parties or subject Damon to regulatory actions or litigation, any of which could materially adversely affect its business, financial condition, operating results or prospects. In addition, the Company’s insurance coverage for cyberattacks may not be sufficient to cover all the losses it may experience as a result of a cyber incident.

The Company also collects, uses, discloses, stores, transmits and otherwise processes customer and employee and others’ data as part of its business and operations, which may include personal data or confidential or proprietary information. The Company uses its vehicles’ electronic systems to log information about each vehicle’s use, such as charge time, battery usage, mileage and rider behavior, in order to aid it in vehicle diagnostics, repair and maintenance, as well as to help it customize and optimize the riding experience. The Company’s users may object to the use of this data, which may harm the Company’s business. The Company also works with partners and third-party service providers or vendors that may in the course of their business relationship with the Company collect, store and process such data on the Company’s behalf and in connection with Damon’s vehicles and services. There can be no assurance that any security measures that Damon or its third-party service providers, vendors, or suppliers have implemented will be effective against current or future security threats. While the Company has developed systems and processes designed to protect the availability, integrity, confidentiality and security of the Company’s, the Company’s customers’, and employees’ and others’ data, such security measures or those of its third-party service providers, vendors or suppliers could fail and result in unauthorized access to or disclosure, acquisition, encryption, modification, misuse, loss, destruction or other compromise of such data. If a compromise of such data were to occur, the Company may become liable under its contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Laws in all 50 states of the U.S., in Canada and in Europe require the Company to provide notice to individuals, customers, regulators, credit reporting agencies and others when certain sensitive information has been compromised as a result of a security breach or where a security breach creates a real risk of significant harm to an individual. Such laws are inconsistent and compliance if there is a widespread data breach could be costly. Depending on the facts and circumstances of such an incident, these damages, penalties, fines and costs could be significant. Any such event could harm the Company’s reputation and result in litigation against it, or otherwise materially adversely affect its business, financial condition, operating results and prospects.

Risks Related to Litigation, Product Warranty and Recalls

Adverse judgments or settlements in legal proceedings, including the claim brought by Jay Giraud or those that may arise relating to the Business Combination, could materially harm our business, financial condition, operating results, and cash flows.

We may be a party to claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements, or compliance with any of a wide array of state and federal statutes, rules, and regulations that pertain to different aspects of our business. In addition, we may deem it advisable to initiate expensive litigation to protect our business interests. We also face litigation risk related to the Business Combination. Business combinations often give rise to claims and legal proceedings, including shareholder lawsuits. Any shareholder claims or lawsuits alleging inadequate disclosure, breach of fiduciary duty, adequacy of consideration or other claims in connection with the Business Combination could lead to costly litigation and diversion of management’s time and attention from our business.

On March 7, 2025, we were served with a civil claim in the Supreme Court of British Columbia by a former director and CEO, alleging, among other things, that the Company and its Board of Directors failed to honor agreed-upon settlement terms related to his resignation. Please refer to the disclosure under Item 3. “Legal Proceedings” for details regarding this proceeding. While we deny the allegations, there is no guarantee that we will prevail in this matter, that additional claims will not arise, or that this or other litigation will not result in substantial costs, penalties, or other liabilities that could have a material adverse effect on our business, financial condition, or results of operations.

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as deductibles and caps on amounts of coverage. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to coverage for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our available insurance coverage for a particular claim.

There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any such claims or litigation. In addition, litigation and other legal claims are subject to inherent uncertainties. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions, and the differing laws and judicial proclivities regarding damage awards among the jurisdictions in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The Company may become subject to product liability claims, which could harm the Company’s financial condition and liquidity if it is not able to successfully defend or insure against such claims.

The Company may become subject to product liability claims, which could harm the Company’s business, financial condition, operating results and prospects. The motorcycle industry experiences significant product liability claims and the Company faces inherent risk of exposure to claims if its motorcycles do not perform as expected or malfunction resulting in personal injury or death. The Company’s risks in this area are particularly pronounced given the limited field experience of its motorcycles. A successful product liability claim against the Company could require it to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about the Company’s motorcycles, other personal mobility products and its business in general and inhibit or prevent commercialization of other future motorcycle candidates which could harm the Damon brand and have a material and adverse effect the Company’s business, financial condition, operating results and prospects. The Company plans to seek adequate product liability insurance for all its motorcycles, but any such insurance might not be sufficient to cover all potential product liability claims and may not be available on terms satisfactory to the Company. Any lawsuit seeking significant monetary damages either in excess of such liability coverage, or outside of such liability coverage, may harm the Damon brand and have a material adverse effect on the Company’s business, financial condition, operating results and prospects. The Company may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if it faces liability for its products and is forced to make a claim under its product liability insurance policy(ies).

The Company’s warranty reserves may be insufficient to cover future warranty claims which could adversely affect its business, financial condition, operating results and prospects.

As the Company’s vehicles enter production, the Company will need to maintain warranty reserves to cover warranty-related claims. If the Company’s warranty reserves are inadequate to cover future warranty claims on its vehicles, the Company’s business, financial condition, operating results and prospects could be materially and adversely affected. The Company expects to record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, the Company has limited operating experience with its vehicles, and therefore no experience with warranty claims for these vehicles or with estimating warranty reserves, which renders necessary reserves hard to predict. In the future, the Company may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

The Company may be compelled to undertake product recalls or take other actions, which could adversely affect its brand image and financial performance.

If the Company’s vehicles are subject to recalls in the future, the Company may be subject to adverse publicity, damage to its brand and liability for costs. In the future, the Company may at various times, voluntarily or involuntarily, initiate a recall if any of its vehicles, including any systems or parts sourced from its suppliers, prove to be defective or noncompliant with applicable laws and regulations. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by the Company or its suppliers, could involve significant expense and could materially adversely affect the Damon brand image in the target markets of the Company, as well as the Company’s business, financial condition, operating results and prospects.

Damon Motors was previously involved in a dispute with the lessor of Damon Motors’ former manufacturing facility in Surrey, British Columbia, which has since been settled.

In April 2023, Damon Motors received a notice of default from a property management company related to Damon Motors’ lease of a facility in Surrey, British Columbia. The notice of default asserts a breach of the lease and seeks approximately CAD$4.1 million in damages, in addition to accruing interest and other costs. Damon Motors executed a settlement agreement effective on June 30, 2023, whereby it subsequently settled the amount owing with an issuance of convertible notes and instalments of cash payments. Should Damon Motors default under the terms of the settlement agreement, Damon Motors could be forced to pay a substantial monetary sum to the property management company and may also suffer reputational or other harm.

Damon Motors was in compliance with the settlement and has agreed with the lessor to extend the terms of the agreement on any further payments as follows: (a) 1/3 of the remaining settlement amount on or before the date that is 30 days following completion of the Business Combination; (b) 1/3 of the remaining settlement amount on or before the date that is 60 days following completion of the Business Combination; and (c) 1/3 of the remaining settlement amount on or before the date that is 90 days following completion of the Business Combination. Damon Motors has not yet made any of the three scheduled payments under the agreement. The parties are negotiating ways to mitigate damages to the lessor and reduce Damon Motors’ liability; however, there is no guarantee that a resolution will be reached soon or at all.

Risks Related to Our Securities

Our stock price is volatile and there is a limited market for our shares.

Our common shares have only recently become publicly traded. The market price of our common shares has been volatile and could continue to fluctuate widely in price in response to various factors, many of which are beyond our control. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of publicly traded companies. While these fluctuations have often been unrelated to the operating results of such companies and in recent times have been exacerbated by investors’ concerns stemming from geopolitical issues and changes in macroeconomic conditions, factors that may affect the volatility of our stock price include the following:

●	our ability to execute our business plan;

●	changes in our industry, including the announcement of new products, services, or technological innovations by us or our competitors;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel, including members of our executive leadership;

●	sales of our common shares;

●	operating results that fall below expectations;

●	regulatory developments;

●	economic and other external factors, including changes in macroeconomic conditions, including inflationary pressures;

●	period-to-period fluctuations in our financial results;

●	our inability to develop or acquire new or needed technologies or successfully integrate acquired businesses;

●	the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;

●	changes in financial estimates or ratings by any securities analysts who follow our common shares, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common shares;

●	the development and sustainability of an active trading market for our common shares;

●	any future sales of our common shares by our officers, directors and significant shareholders, or the sale or attempted sale of a large amount of our common shares, or the appearance of such sales;

●	terrorist attacks, natural disasters and the effects of climate change, regional and global conflicts, sanctions, laws and regulations that prohibit or limit operations in certain jurisdictions, public health crises or other such events impacting countries where we have operations; and

●	actual or purported “short squeeze” trading activity.

Our common shares were recently delisted from Nasdaq and began trading on the OTC Pink Current Market (now the OTCID Basic Market) on May 20, 2025, where trading volumes has historically been limited. See further discussion under the risk factors “Our common shares have recently been delisted from Nasdaq and are currently traded on the OTCID Basic Market, which may adversely affect the market price and liquidity of our shares and limit our ability to raise additional capital” below. The public trading market for our common shares depends on a marketplace of willing buyers and sellers at any given time, which in turn depends on factors outside of the Company’s control, including general economic and market conditions and the decisions of individual investors. As such, a holder of our common shares who wishes to sell his or her shares may not be able to do so immediately or at a price acceptable to them.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common shares will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts or the content that they publish about us. At present, there may be few or no securities or industry analysts providing coverage of our common shares. If our financial performance fails to meet any available analyst estimates, or one or if any analysts who cover us downgrade our common shares or change their opinion of our common shares, our share price would likely decline.

We are eligible to be treated as an “emerging growth company” as defined in the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common shares less attractive to investors.

We are an “emerging growth company”, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common shares held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to provide selected financial data in the registration statements and periodic reports that we file with the SEC, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, and if our common shares become publicly traded, such trading market may be less active than it otherwise could be if we were not to take advantage of such exemptions, and our share price may be more volatile.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to take advantage of this extended transition period, and therefore, our financial statements may not be comparable to those of companies that comply with such new or revised accounting standards.

As a foreign private issuer, we are exempt from certain U.S. securities laws and regulations that apply to U.S. domestic issuers, which may afford less protection to shareholders.

Although we have voluntarily chosen to file periodic reports, current reports, and registration statements using U.S. domestic issuer forms, we will maintain our status as a foreign private issuer under U.S. securities laws. As a result, we are exempt from certain requirements applicable to U.S. domestic issuers, including:

●	The proxy rules set forth in Section 14 of the Exchange Act and Regulations 14A and 14C thereunder, meaning we are not required to solicit proxies or provide proxy statements in compliance with these U.S. rules. Instead, we will follow applicable Canadian proxy solicitation rules and practices;

●	Regulation FD, which prohibits selective disclosure of material nonpublic information to certain market participants; and

●	The reporting and short-swing profit recovery provisions of Section 16 of the Exchange Act, which require officers, directors, and certain significant shareholders of U.S. domestic issuers to report transactions in the company’s equity securities and to disgorge any profits realized from short-swing trading transactions.

As a result of these exemptions, shareholders may not have the same rights, access to information, and protections as they would if were subject to all of the obligations of a U.S. domestic issuer.

We may lose our foreign private issuer status in the future, which could result in significant additional costs and expenses.

The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to the Company on the last business day of December 2025. If the Company loses its foreign private issuer status on this determination date, then, beginning on the first day of the fiscal year following the determination date, it would have to comply with U.S. federal proxy rules and Regulation FD, and its officers, directors and principal shareholders would become subject to the reporting and short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. As a U.S. listed public company that is not a foreign private issuer, the Company may incur significant additional legal, accounting and other expenses that it would not incur as a foreign private issuer.

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

We have identified material weaknesses in our internal control over financial reporting, leading to the conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of June 30, 2025. We previously amended and restated our quarterly financial statements for the three and six months ended December 31, 2024, due to an accounting error in which transaction costs incurred in connection with the Business Combination were understated by $2,300,000. Upon re-evaluation, management concluded that the error arose from material weaknesses in our internal control over financial reporting, including ineffective controls over period-end financial disclosure, inadequate monitoring activities to assess the operation of internal controls, insufficient controls for financial information processing and reporting, and a lack of resources with the requisite skills for financial reporting under U.S. GAAP. In addition, during fiscal 2025, we identified a material weakness over our IT change management controls. Our inability to remediate these material weaknesses, the discovery of additional weaknesses, or failure to establish and maintain effective disclosure controls and internal control over financial reporting could adversely affect our results of operations, share price, and investor confidence in our company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting. As previously disclosed in more detail, we have identified material weaknesses as of June 30, 2025. Due to the material weaknesses in our internal control over financial reporting, we have also concluded our disclosure controls and procedures were not effective as of June 30, 2025.

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

Our management has taken action to begin remediating the material weaknesses; however, certain remedial actions have not started or have only recently been undertaken, and while we have continued to implement our remediation plans throughout the fiscal year ending June 30, 2025, we cannot be certain as to when remediation will be fully completed. In addition, we could in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

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

We do not intend to pay cash dividends to our shareholders.

We do not intend to pay cash dividends to our shareholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Indemnification of our officers and directors may cause us to use corporate resources to the detriment of our shareholders.

Our Articles eliminate the personal liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors to the fullest extent permitted by British Columbia law. This limitation does not affect the availability of equitable remedies, such as injunctive relief or rescission. Until October 17, 2028, our Articles require us to indemnify our directors and officers to the fullest extent permitted by British Columbia law, including in circumstances in which indemnification is otherwise discretionary under British Columbia law.

Under British Columbia law, we may indemnify our directors or officers or other persons who were, are or are threatened to be made a named defendant or respondent in a proceeding because the person is or was our director, officer, employee or agent, if we determine that the person:

●	conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and

●	in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

These persons may be indemnified against expenses, including attorneys’ fees, judgments, fines, excise taxes and amounts paid in settlement, actually and reasonably incurred by the person in connection with the proceeding. If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish.

Reporting company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a reporting company, these rules and regulations will increase our compliance costs and make certain activities more time consuming and costly. As a reporting company, these rules and regulations may make it more difficult and expensive for us to maintain our director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our common shares have recently been delisted from Nasdaq and are currently traded on the OTCID Basic Market, which may adversely affect the market price and liquidity of our shares and limit our ability to raise additional capital.

On May 20, 2025, our common shares were delisted from the Nasdaq Global Market and began trading on the OTC Pink Current Market maintained by OTC Markets Group Inc., where trading volume has historically been limited and may remain so. The OTC Pink Current Market became the OTCID Basic Market effective as of July 1, 2025. We are also seeking to have our shares posted for trading on the OTCQB Venture Market (“OTCQB”), though no assurance can be provided that we will be able to satisfy the criteria for trading on the OTCQB or that the staff of OTC Markets will approve the posting of the our shares for trading on the OTCQB.

The delisting from Nasdaq has made trading in our common shares more difficult for investors, which may result in reduced liquidity and increased price volatility. Without a Nasdaq listing, investors may have difficulty obtaining current price quotations, and trading may be limited, sporadic, and occur at depressed prices. Additionally, the loss of a national exchange listing has negatively impacted our visibility and reputation in the capital markets, making it more challenging to attract investor interest and raise additional capital. The absence of an exchange listing may also adversely affect the valuation and acceptance of our common shares in connection with potential business combinations, strategic transactions, or future financing activities.

Additionally, following the delisting and given our current stock price, our common shares are deemed “penny stock” under Rule 15g-9 of the Exchange Act. This designation imposes additional sales practice requirements on broker-dealers, which could further limit the liquidity and marketability of our shares and restrict the ability of investors to resell their shares in the secondary market. We are also subject to increased compliance burdens under state securities laws in connection with any sales of our securities, further limiting our access to capital markets and increasing compliance costs.

While our common shares are currently quoted on the OTCID Basic Market, there can be no assurance that an active and liquid trading market will develop or be sustained. Although we are in the process of applying to upgrade to the OTCQB, there is no guarantee that we will meet the eligibility requirements or that our application will be approved. If we are unable to establish and maintain a robust trading market on a market operated by OTC Markets, our ability to raise capital, continue as a going concern, and maintain investor confidence could be materially and adversely affected. In addition, failure to maintain a trading market for our common shares may trigger events of default or acceleration under our existing financing arrangements, including those with Streeterville Capital, LLC (“Streeterville”). Such defaults could result in immediate cash payment obligations, placing further strain on our liquidity and potentially jeopardizing our ability to continue operations.

Our stock price has been volatile, and the issuance of shares upon the exercise of Series A warrants has resulted in significant dilution. Additional issuances under our current financing arrangements with Streeterville or other new issuances could further depress the market price of our common shares.

Following the closing of the underwritten public offering conducted in March 2025 (the “March Offering”), investors began exercising their Series A warrants on an alternate cashless basis, resulting in the issuance of 18,347,300 (pre-reverse split - 2,293,412,544) common shares by the Company. As of September 29, 2025, 19 Series A warrants (pre-reverse split – 2,352 Series A warrants) remain outstanding, which may result in the issuance of up to 19 additional common shares (pre-reverse split – 2,352 additional common shares) having an exercise price of $24.38 per Common Share (pre-reverse split - $0.195).

In connection with the March Offering, the floor price under the promissory note issued by the Company to Streeterville in June 2024 (the “June 2024 Note”) was adjusted to $0.0251, however, as a result of the reverse stock split on July 3, 2025, the adjusted floor price is $3.1375. The floor price has been further adjusted to $0.10 as a result of securities issued under our ongoing Tier II Regulation A offering (the “Regulation A Offering”). As of September 29, 2025, the outstanding principal amount was partially repaid and reduced to $4,491,700, with an additional $769,832 in accrued unpaid interest, which may result in an issuance of 52,615,320 common shares, assuming a conversion price equal to $0.10 upon the first closing of any common shares sold under the Regulation A Offering.

Additionally, as of September 29, 2025, the outstanding principal balance under the Company’s securities purchase agreement dated December 20, 2024 with Streeterville (the “December 2024 SPA”) was $3,158,000, with an additional $199,183 in accrued unpaid interest. Streeterville may make purchases of common shares in satisfaction of outstanding pre-paid purchases pursuant to the pricing formula set forth in the December 2024 SPA. If the Company receives additional funding under the total $10,000,000 commitment or if Streeterville elects to purchase common shares in satisfaction of the outstanding balance under the December 2024 SPA, further issuances of common shares may occur.

In addition to these financing arrangements, the Company may issue additional common shares to settle outstanding obligations, raise capital or compensate employees and service providers. The Company is generally not restricted from issuing additional common shares or securities convertible into or exchangeable for common shares. Under our Articles and the Business Corporations Act (British Columbia) (“BCBCA”) we are authorized to issue an unlimited number of common shares. Any actual or anticipated future issuances, particularly those at prices below the current market price, could significantly dilute existing shareholders, depress our share price, and impair our ability to raise capital.

Our Articles designate the Supreme Court of British Columbia, Canada and the appellate Courts therefrom as the exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which would limit such shareholders ability to choose the judicial forum for disputes with us or our directors, officers or other employees.

Our Articles provide that unless the Company consents in writing to the selection of an alternative forum, the Supreme Court of British Columbia, Canada and the appellate Courts therefrom, shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action or proceeding asserting a claim of breach of fiduciary duty owed by any director, officer, or other employee of the Company to the Company; (iii) any action or proceeding asserting a claim arising pursuant to any provision of the Business Corporations Act or the Articles (as either may be amended from time to time); or (iv) any action or proceeding asserting a claim otherwise related to the relationships among the Company, its affiliates and their respective shareholders, directors and/or officers, but this clause (iv) does not include claims related to the business carried on by the Company or such affiliates. The forum selection provision also provides that the Company’s securityholders are deemed to have consented to personal jurisdiction in the Province of British Columbia and to service of process on their counsel in any foreign action initiated in violation of the Articles.

However, since the Company is a registrant under the Exchange Act, the above provision of our Articles shall not apply to any causes of action arising under the Securities Act or the Exchange Act. Unless the Company consents in writing to the selection of an alternative forum, the United States District Court of the Southern District of New York (or, if the United States District Court for the Southern District of New York lacks subject matter jurisdiction over a particular dispute, the state courts in New York County, New York) shall be the sole and exclusive forum for resolving any complaint filed in the United States asserting a cause of action arising under the Securities Act and the Exchange Act.

Any person or entity purchasing or otherwise acquiring any interest in our Common Shares is deemed to have received notice of and consented to the foregoing provisions. Although we believe this choice of forum provision benefits us by providing increased consistency in the application of British Columbia law in the types of lawsuits to which it applies, and U.S. federal securities law as interpreted by the United States District Court of the Southern District of New York or the state courts in New York County, New York with respect to any complaint filed in the United States asserting a cause of action arising under the Securities Act and the Exchange Act, the provision of which may have the effect of discouraging lawsuits against us and our directors and officers, including but not limited to increased costs to bring a claim and that these provisions can discourage claims or limit investors’ ability to bring a claim in a judicial forum that they may find favorable. The enforceability of similar choice of forum provisions in other companies' Articles or similar governing documents has been challenged in legal proceedings and it is possible that in connection with any action a court could find the choice of forum provisions contained in our Articles to be inapplicable or unenforceable in such action. If a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.

ITEM 1C: CYBERSECURITY AND RISK MANAGEMENT

Risk Management and Strategy

Damon maintains a cyber risk management program integrated into its overall enterprise risk management framework. The program is designed to identify, assess, manage, mitigate, and respond to cybersecurity threats and applies to the Company’s systems, hardware, software, data, people, and processes.

Our program is based on recognized standards and best practices, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (CSF) and processes supporting EU General Data Protection Regulation (“GDPR”) requirements.

Annual Third-Party Assessments: Damon engages an independent cybersecurity specialist each year to assess its cyber risk management program against the NIST CSF. The annual assessment identifies, quantifies, and prioritizes material risks. In conjunction with third-party advisors, Damon develops and executes mitigation and remediation plans to address identified vulnerabilities.

Internal Policies and Procedures: Damon maintains policies governing information security, acceptable use, access and identity management, change management, data backup and recovery, and incident response.

External Partnerships: Damon leverages industry-recognized cybersecurity providers and consultants to support ongoing activities such as vulnerability testing, monitoring, identity access management, data protection, encryption, user awareness training, and incident response advisory.

Third-Party Risk Management: Damon has implemented a structured program to manage risks associated with vendors, service providers, and other third parties. Key elements include: risk assessments during vendor onboarding and selection; annual review of SOC 1 reports for critical service providers; and regular review of vendor contracts and compliance with service level agreements. These processes are designed to reduce the likelihood of service disruptions or cybersecurity incidents arising from reliance on third parties.

Governance and Management’s Role

Oversight of Damon’s cybersecurity risk management program rests with the Vice President of IT Operations, who has more than 25 years of experience in information technology and information security. The VP, supported by third-party specialists, is responsible for: a. Program administration. b. Reporting to senior management and stakeholders on prevention, detection, mitigation, and remediation activities. c. Integrating intelligence from governmental, public, and private sources into strategic decision-making.

Board Oversight

The Audit Committee of the Board of Directors oversees Damon’s cybersecurity risk exposures and monitors management’s risk mitigation efforts. Cybersecurity stakeholders, including management and external consultants, provide regular briefings to the Audit Committee on vulnerabilities, incident response readiness, program effectiveness, and the evolving threat landscape. The full Board reviews cybersecurity risks at least annually as part of the Company’s corporate risk oversight processes.

Material Risks and Impact

Damon acknowledges that cybersecurity threats represent a potential material risk to its business operations, financial condition, and reputation. Damon has experienced cybersecurity incidents in the past; however, none have had a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

However, given the evolving threat landscape, Damon recognizes that a future incident could have a material impact despite existing safeguards. To mitigate such risks, Damon has implemented a formal incident response plan, established processes for prevention, detection, and remediation of cyber threats, and committed to continuous enhancement of cybersecurity controls and monitoring capabilities.

Additionally, Damon acknowledges that regulatory requirements regarding cybersecurity, including mandatory incident reporting and disclosure obligations, are increasing. Compliance with these regulations may subject the Company to additional costs, liabilities, or reputational impact. Damon monitors developments in cybersecurity regulation and adjusts its policies and controls accordingly.

ITEM 2: PROPERTIES

Damon Motors’ principal executive offices are currently located at 4601 Canada Way, Suite #402, Burnaby, British Columbia, Canada, under a 3-year lease from May 2025.

ITEM 3: LEGAL PROCEEDINGS

As of the date of this report, we are not party to, nor is any of our property the subject of, any material pending legal proceedings reportable under Item 103 of Regulation S-K, except as disclosed below.

On March 7, 2025, the Company was served with a notice of civil claim (the “Notice”), which was filed on February 28, 2025, in the Supreme Court of British Columbia, by Damon Jay Mercredi Giraud, former director and CEO of the Company (the “Plaintiff”), against the Company and all of the directors of the Company. The Notice alleges, among other things, that in connection with the Plaintiff’s resignation: (i) the Board agreed to certain settlement terms which included provisions related to the payment of a listing bonus contingent on the Company’s successful listing on a recognized stock exchange (the “Listing Bonus”) and backpay for unpaid wages; and (ii) after the effective date of the Plaintiff’s resignation, the Company provided the Plaintiff with a written settlement agreement which fundamentally altered the terms of the previously agreed settlement terms, including the payment date for the Listing Bonus and backpay for unpaid wages; and (iii) that the Company has not discharged its obligations pursuant to the alleged settlement terms; and (iv) that the Plaintiff received a letter from major shareholders containing unfounded accusations against the Plaintiff and threatening him with legal action, and that such letter was sent by or at the direction of the Company. The Company was required to respond within 21 days after the date a copy of the Notice was served. As of the date of this the filing the Company and its directors have responded to the Notice and the Company denies the allegations of wrongdoing described in the Notice. The relief sought by the Plaintiff includes, among others, specific performance of the allegedly original verbal settlement terms, an order assigning any debts in the Plaintiff’s name owed by the Company to the Company, and special costs, or, in the alternative, breach of an employment contract, and damages for wrongful dismissal.

On April 11, 2025, Andy DeFrancesco (“DeFrancesco”) filed a notice of civil claim (the “Claim”) against the Company in the Supreme Court of British Columbia. In the Claim, DeFrancesco alleges that, in or around October 2023, the Company’s executives verbally agreed to issue $3.2 million worth of the Company’s common shares to DeFrancesco in exchange for past and future services provided to Damon, including advising and working with the Company on financings and other operational aspects. DeFrancesco further alleges the common shares were to be provided as soon as possible and that he delivered an irrevocable direction regarding delivery of the common shares in November 2023, however the Company has refused to issue the common shares. The relief sought by DeFrancesco includes specific performance of the alleged verbal agreement and damages for loss of opportunities caused by the alleged breach of contract or, alternatively, unjust enrichment on a quantum meruit basis for the services allegedly provided by DeFrancesco. The Company filed a response to the Civil Claim (defense) on May 9, 2025, denying all allegations.

On September 9, 2025, the Damon Motors Inc. was served with a notice of civil claim (the “Notice”), which was filed on September 4, 2025, in the Supreme Court of British Columbia, by Moz Holdings Canada Inc. (“Moz”), landlord of 704 and 714 Alexander Street, Vancouver, BC, whereby Damon Motors Inc. had previously occupied space. The alleges that the Damon Motors Inc. has unpaid rent of $376,527 for unpaid rent up to and including September 2025. Damon Motors does not agree with the claim made by Moz and will be filing a response denying the allegation.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently quoted on the OTCID Basic Market under the symbol “DMNIF.”

Holders of Record

According to our transfer agent, as of the date of this report, we had approximately 442 holders of record of our common shares. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our stock transfer agent is Odyssey Transfer & Trust Company.

Dividends

We have not declared or paid any cash dividends on our common shares, and we currently intend to retain future earnings, if any, to finance the expansion of our business, therefore, we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common shares will be made by our Board, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our Board considers significant.

Securities Authorized for Issuance under Equity Compensation Plans

For information required by this item with respect to our equity compensation plans, please see Item 11 of this report.

Recent Sales of Unregistered Securities and Use of Proceeds

During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no share repurchase activity for the year ended June 30, 2025.

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Damon should be read in conjunction with the accompanying audited consolidated financial statements of Damon as of June 30, 2025 and 2024, and the years then ended related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to its plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless otherwise noted, all historical information prior to the quarter ended December 31, 2024, in which the Business Combination occurred, as discussed in this section reflects the operations of Damon Motors, which is deemed the accounting acquirer in the Business Combination.

Our Personal Mobility Products Development Business Through Damon Motors

Damon Inc., through its wholly-owned subsidiary, Damon Motors, is developing electric motorcycles and other personal mobility products and services that seek to empower the personal mobility industry through innovation, data intelligence and strategic partnerships. Damon Motors is developing technology and investing in the capabilities to lead an integrated personal mobility ecosystem from individual travels to last mile delivery. With decades of combined management and engineering experience across the team’s careers, and a commitment to low carbon personal mobility solutions, Damon Motors is seeking to introduce existing enthusiasts to high-performance electric products while bringing new riders to the motorcycle community with first of its kind advances in zero emissions motorcycle performance, safety, connectivity and AI.

Founded in 2017, Damon Motors started reimagining the future of motorcycling by means of advanced safety design, electric vehicle powertrain technology and user experience. In 2019, Damon Motors took its first alpha prototype motorcycles and safety systems into the field to test the concept. In 2021, Damon Motors expanded its operations and research and development expertise to accelerate the engineering and development of its HyperDrive platform drive unit and the HyperSport motorcycle. Through core technology advancements, Damon Motors electric motorcycles are in prototype phase of product validation.

Damon Motors’ electric vehicles are developed with a set of proprietary design principles that elevate the brand, deliver differentiated riding experiences and bring emotion to electric propulsion. The initial product portfolio of motorcycle models will be built upon and utilize a single powertrain platform called HyperDrive™. As a patented, monocoque-constructed battery-chassis, HyperDrive houses a proprietary 150 kW 6-phase liquid cooled IPM motor-gearbox and proprietary electronics. This platform approach establishes a capital-efficient path to grow the product line to meet a wide range of future segments and price points, while also supporting a wide range of future motorcycle models and power sizes that share as much as 85 percent common parts. By using the frame of the battery as the motorcycle’s chassis, HyperDrive also achieves valuable weight and cost reduction advantages. With 150 kW of power at its disposal, HyperDrive has been specifically designed to compete with the performance of market leaders in the high-performance motorcycle market, whether internal combustion or electric. Thanks to the energy modularity designed into it, HyperDrive-based motorcycles can be detuned in power, energy and thus cost to support 500 – 1500cc power equivalent classes of motorcycles in both the North American and European markets, with price points ranging from $20,000 - $80,000.

The HyperDrive platform is contrasted by the smaller, less powerful and lower cost HyperLite platform, currently in its early design phase. Damon plans to develop the HyperLite using a very similar design architecture as HyperDrive, enabling the production of a range of light weight, low to medium cost motorcycles and scooters with milder levels of horsepower that are more common in overseas and developing markets. With these two platforms paired with Damon Motors’ three patented cornerstone technologies, CoPilot™, Shift™ and its AI-enabled cloud platform. Damon Motors’ long-term objective is to build a premium, high-tech, electric motorcycle company that rivals the largest incumbents in both profit and annual volume, by providing a technologically enhanced riding experience that is not currently available from other manufacturers.

CoPilot provides a novel rider assistance and warning system integrated into the motorcycle. Shift allows the handlebars and foot pegs to mechatronically adjust on the fly, addressing issues of ergonomic comfort and allowing users to select different riding positions for changing conditions such as a lower, more aerodynamic position for highway use or a more upright position for urban use. Its AI-enabled cloud is designed to collect environmental and situational data that, paired with over-the-air software updates, can drive a continual loop of collision warning improvements, with an aim to further reduce accident probability over time.

The commercial production of Damon Motors’ motorcycles is expected to commence after passing various internal and external tests and undergoing a self-certification process required for US-bound vehicle homologation. These tests include: the completion of Damon Motors’ ride quality and long-term durability testing, completion of FCC Title 47 certification for the onboard charger, completion of UN 38.3 battery testing, completion of Damon Motors’ internal battery testing, extreme temperature operation verification, brake testing per FMVSS, and an internal and external review of FMVSS compliance with Damon Motors engineering subcontractor TUV of Germany.

In parallel to our core capabilities, Damon has a Software-as-a-Solution (SaaS) base platform known as Damon I/O. Damon I/O is a turnkey rider intelligence and connected services platform tailored for motorcycle and personal mobility OEMs and fleet operators. It is designed to address the challenge of fragmented post-sale experiences by offering a seamless suite of tools: real-time diagnostics, over-the-air software updates, predictive maintenance alerts, branded mobile apps, and fleet dashboards, which are deployable within months. While most IoT or telematics vendors offer generic solutions, Damon I/O is purpose-built for motorcycles and personal mobility, drawing on years of domain-specific R&D. It is white-labeled, customizable, and can integrate deeply with other OEM brands and hardware. With Damon I/O, users may gain a competitive edge in digital rider experiences, as well as the infrastructure to scale into the software-defined era of motorcycling and personal mobility. We are in the process of commercializing Damon I/O as a potential service offering, and we believe that as more Damon I/O powered vehicles are deployed, Damon I/O will grow smarter, creating a network effect that could expand our offering over time.

Our SAVES Distribution Business Through Grafiti Limited

Damon, through its wholly-owned subsidiary, Grafiti Limited, distributes in the UK and certain other European countries data analytics and visualization software products referred to as SAVES primarily for scientists and engineers. Grafiti Limited products can be downloaded to a user’s desktop. These products help scientific research in the health and life sciences domain in the discovery of new drugs, in the study of the efficacy of established drugs and therapies, and in epidemic propagation research, among other applications. Engineers use our products for a multitude of applications which include, but are not limited to, conducting surface modelling analysis and curve fitting in order to design new engineering processes, studying signal attenuation and propagation in radio engineering. Potential automobile and motorcycle applications could include surface panel design for aerodynamics, aesthetic symmetry, and calculated asymmetry among others. We believe the Grafiti Limited regression analysis product could also be used for predicting vehicle sharing demand and pricing trends in various markets based on a wide range of variables.

Grafiti Limited’s strategy is to build a broader, long term customer base by increasing its sales of Grafiti Limited’s product offerings which will include cloud and Macintosh compatible data analytics and statistical visualization software products. We believe this will enable the Grafiti Limited business to focus on generating more recurring revenues in the future.

Grafiti Limited was formed by the Parent on May 13, 2020, as a distribution arm for its SAVES products in the UK market and part of the European market.

Our Corporate Strategy

Management continues to pursue a corporate strategy that is focused on building and developing our business as a provider of end-to-end solutions ranging from personal mobility products to the collection of data to delivering insights from that data to our customers with a focus on safety and data intelligence and engineering services. In connection with such strategy and to facilitate our long-term growth, we continue to evaluate various strategic opportunities, including partnerships with OEMs of personal mobility products, providers of complementary technologies and intellectual property (“IP”) to further our goals by adding technology, differentiation, customers and/or revenue. We are primarily looking for partnerships that have business value and operational synergies, but will be opportunistic for other strategic and/or attractive transactions. We believe these complementary technologies will add value to the Company and allow us to provide a comprehensive integrated personal mobility ecosystem to our customers. In addition, we may seek to expand our capabilities around safety, security, AI, augmented reality and virtual reality or other high growth sectors. Candidates with proven technologies and personal mobility products that complement our overall strategy may come from anywhere in the world, as long as there are strategic and financial reasons to establish the partnership. We are also exploring opportunities to supplement our revenue growth, which may include accretive acquisitions that provide business value and operational synergies, as well as other opportunistic or strategic transactions that we believe may increase overall shareholder value. These may include, but are not limited to, alternative investment opportunities, such as minority investments, acquisitions or joint ventures. If we make any acquisitions in the future, we expect that we may pay for such acquisitions using our equity securities and/or cash and debt financings in combinations appropriate for each acquisition.

Recent Transactions

Technical Design Agreement

On April 4, 2025, the Company entered into a Technical Design Agreement with Engines Engineering S.p.a. (“EE”), an Italian company specializing in vehicle engineering, design and development, to provide such services for development of the Company’s HyperSport Race electric motorcycle (the “Project”).

Under the agreement, EE will be responsible for delivering services in multiple areas including technical compliance, component selection, development and validation testing, and prototyping. The Project is structured into nine development phases continuing through March 2026, with specific milestones and deliverables required at each phase.

The total contract value of the agreement is $1,864,265 (€1,581,670), with half of the amount invoiced on the date of the agreement, and the remaining half tied to milestone-based deliverables for each phase of the Project, to be invoiced in installments following the Company’s acceptance of the corresponding phase. As of June 30, 2025, half of the contract amount was paid, and the remaining half of $931,731 (€790,833) will be paid within one year.

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

Reverse Stock Split

On July 3, 2025, the Company effected a reverse split of its outstanding common shares at a ratio of 1-for-125, as approved by the Company’s Board of Directors pursuant to its articles (the “Reverse Split”). Following the Reverse Split, the new CUSIP number for the Company’s common shares is 235750205, and the new ISIN is CA2357502053.

No fractional shares have been issued. Any fractional share that is less than one-half (1/2) of a share has been cancelled, and any fractional share equal to or greater than one-half (1/2) of a share has been rounded up to one whole share. The exercise or conversion prices and the number of shares issuable under the Company’s outstanding exercisable or convertible securities have been proportionately adjusted to reflect the Reverse Split.

All share and per share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Tier II Regulation A Offering

As of September 29, 2025, we have not issued shares under the Tier II Regulation A Offering.

Critical Accounting Estimates

The consolidated financial statements and the related notes thereto included elsewhere in this filing are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures in our financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions due to the inherent uncertainty involved in making those estimates and any such differences may be material.

We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. For more information about our accounting policies, see Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this filing.

Impairment of goodwill and intangible assets

The Company tests for impairment of goodwill and intangible assets at the reporting unit level. The Company has two reporting units: electric personal mobility products unit and scientific software products and services reporting unit. The goodwill and intangible assets belong to the scientific software products and services reporting unit.

During the year ended June 30, 2025, we identified indicators that the goodwill and intangible assets were impaired due to underperformance for revenue growth and estimated future operating cash flow from the scientific software products and services reporting unit. A quantitative impairment test on goodwill and intangible assets determined that the fair value was below the carrying value. The Company estimated fair value using a combination of discounted cash flows and market comparisons. As a result, the Company recorded impairment of goodwill in the amount of approximately $14 million and impairment of intangible assets in the amount of $74,000, reducing the carrying value of goodwill and intangible assets to $nil. The impairment charge was reflected in the consolidated statements of operations.

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

Results of Operations

Year Ended June 30, 2025 compared to the Year Ended June 30, 2024

	Electric motorcycles segment		Scientific software products and services segment
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$-	$-	$222,736	$-
Cost of revenue	-	-	107,394	-
Gross profit	-	-	115,342	-

Operating expenses:
Research and development, net	3,045,949	4,550,229	-	-
General and administrative	8,432,272	4,296,231	119,512	-
Sales and marketing	559,190	986,137	108,110	-
Transaction costs	4,945,436	1,626,519	-	-
Depreciation	210,828	303,424	6,615	-
Impairment	-	-	14,119,955	-
Gain from release of lease obligation	-	(42,297)	-	-
Foreign currency transaction loss/(gain)	43,605	(235,871)	(1,213)	-
Total operating expenses	17,237,280	11,484,372	14,352,979	-

Operating loss	(17,237,280)	(11,484,372)	(14,237,637)	-

Other non-operating income / (loss)	26,125,050	(22,483,876)	-	-
Current income tax expense	(800)	-	5	-
Net loss	$8,886,970	$(33,968,248)	$(14,237,632)	$-

Revenue

The Company derives revenue from the sale of software and software as a service. Revenue for the year ended June 30, 2025 was $222,736, compared to $nil for the corresponding period in 2024. The increase of revenue was due to the Company having consolidated the newly acquired subsidiary, Grafiti Limited. Grafiti Limited generates revenue from providing scientific software products and services. All the revenue post to the acquisition date has been consolidated by the Company.

Cost of revenue and gross profit

In Fiscal Year 2025, cost of revenues amounted to $107,394, compared to $nil for the year ended June 30, 2024, resulting in a gross profit margin of 52% for the year ended June 30, 2025.

Research and development expenses

Research and development expenses were $3,045,949 for the year ended June 30, 2025, compared to $4,550,229 for the year ended June 30, 2024. The decrease of $1,504,280 was primarily a result of the following:

●	salaries decreased by approximately $2.3 million by creating economical efficiencies in providing an asset light manufacturing model that has led to over a 50% in reduction in headcount;

●	lab supplies and materials decreased by approximately $498,000;

●	rent expense decreased by approximately $432,000;

●	other expenses decreased by approximately $152,000; partially offset by

●	Canadian Scientific Research & Development tax credits received decreased by approximately $1,099,000;

●	engineering contract expense increased by approximately $746,000, mainly due to the engineering expenses recognized under the Technical Design Agreement entered with EE. The Company has paid half of the contract amount of $932,133 and recognized expense of $507,407 during the year ended June 30, 2025.

The Company anticipates research and development expenses will increase as the Company entered into a Technical Design Agreement for the development of the Company’s HyperSport Race electric motorcycle.

General and administrative expenses

For the year ended June 30, 2025, general and administrative expenses were $8,551,784, compared to $4,296,231 for the year ended June 30, 2024. The increase of $4,255,553 was primarily a result of the following:

●	professional fee increased by approximately $1,299,000;

●	legal fee increased by approximately $1,114,000;

●	investor relation expense increased by approximately $771,000;

●	salaries increased by approximately $669,000;

●	insurance expense increased by approximately $262,000;

●	loss from disposal of equipment increased by approximately $103,000;

●	other expense increased by approximately $38,000.

The Company anticipates the general and administrative expenses for the next fiscal year will be similar to this past 2025 fiscal year end, but outside of our normal activities, there will be an increase in the Reg A+ offering marketing services specific to that financing.

Sales and marketing expenses

Sales and marketing expenses were $667,300 for the year ended June 30, 2025, compared to $986,137 for the year ended June 30, 2024. The decrease in sales and marketing expenses was primarily attributable to the decreased sales and marketing activities.

The Company anticipates sales and marketing expenses will increase in the coming months as we launch our HyperSport Race marketing campaigns.

Transaction costs

Transaction costs were $4,945,436 for the year ended June 30, 2025, compared to $1,626,519 for the year ended June 30, 2024. Transaction costs were legal, professional and consulting fees related to the business combination transaction completed in November 2024.

Impairment

For the year ended June 30, 2025, the Company recorded a non-recurring impairment of goodwill in the amount of $14,045,955 and an impairment of intangible assets in the amount of $74,000, reducing the carrying value of goodwill and intangible assets to $nil.

Other non-operating income / (loss)

For the year ended June 30, 2025, other non-operating income were $26,125,050, compared to other non-operating loss of $22,483,876 for the corresponding period in 2024.

For the year ended June 30, 2025, the Company recorded income from change in fair value of financial liabilities of approximately $34,334,000. Upon the completion of Business Combination, the convertible notes were mandatorily converted into 16,496,750 Damon Motor’s common shares. Upon conversion, the carrying value of the convertible debt approximates fair value of the shares issued. Also, the Company recognized finance expense for warrants issuance of approximately $4,739,000.

For the year ended June 30, 2024, the Company recorded loss from change in fair value of financial liabilities of approximately $18,425,000 with respect to financial instruments categorized as Level 3. Also, the Company recognized loss on extinguishment of debt of approximately $785,000.

Net Loss

During the year ended June 30, 2025, the Company incurred a net loss of $5,350,662, compared to a net loss of $33,968,248 for the year ended June 30, 2024. The decrease in net loss is mainly due to the income from change in fair value of financial liabilities of $34,333,573 for the year ended June 30, 2025, compared to the loss from change in fair value of financial liabilities of $18,424,992 for the corresponding period in 2024. Upon the completion of Business Combination, the convertible notes were mandatorily converted into 131,974 Damon Motor’s common shares. Upon conversion, the carrying value of the convertible debt approximates fair value of the shares issued.

Liquidity and Capital Resources as of June 30, 2025

As of June 30, 2025, the Company had cash of $2,479,283, and a working capital deficiency of approximately $10.4 million. The Company’s expected future losses cast substantial doubt upon its ability to continue as a going concern for the next twelve months from the issuance of this Form 10-K. Furthermore, the Company had negative cash flows from operating activities of approximately $19.6 million for the year ended June 30, 2025. These operating losses and negative cash flows were mainly the result of on-going operating costs, transaction costs incurred due to the Business Combination and the public listing exercise and financing cost to sustain its operation. Based on the foregoing and its growth strategy, the Company expects to continue to make significant expenditures to expand its business and develop operations in the future. As a result, the Company may continue to incur operating losses and have negative cash flows in the short term, as it continues to execute on its growth strategy and develop operations to produce the motorcycles to meet delivery of the motorcycles in our order book and explore other revenue sources.

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

Summary of Cash Flows

	Years Ended
	June 30, 2025	June 30, 2024
Cash Flows:
Cash flows used in operating activities	$(19,634,512)	$(12,869,374)
Cash flows provided by investing activities	77,270	-
Cash flows provided by financing activities	21,692,469	11,195,898
Increase / (decrease) in cash and restricted cash	$2,135,227	$(1,673,476)

Cash Flows Used in Operating Activities as of June 30, 2025 and 2024

During the year ended June 30, 2025, cash used in operating activities was $19,634,512, compared with $12,869,374 for the year ended June 30, 2024. Cash used in operating activities increased by $6,765,138 principally as a result of an increase of operating expenses by approximately $20,003,000, partially offset by the non-cash impairment loss of approximately $14,120,000, non-cash transaction cost of approximately $6,087,000, an increase of other non-cash items of $688,000, an increase of interest payment of $3,765,000, and changes in working capital of approximately $3,892,000.

Cash Flows from Investing Activities as of June 30, 2025 and 2024

During the year ended June 30, 2025, cash provided by investing activities were $77,270, representing cash acquired through the Business Combination, compared to $nil cash provided by investing activities during the year ended June 30, 2024.

Cash Flows from Financing Activities as of June 30, 2025 and 2024

During the year ended June 30, 2025, cash provided by financing activities were $21,692,469 compared with $11,195,898 for the year ended June 30, 2024.

During the year ended June 30, 2025:

●	the Company received approximately $14,767,000 from the recent financing completed in March 2025;

●	the Company received approximately $4,400,000 from pre-paid purchase;

●	the Company received approximately $3,150,000 from Streeterville notes;

●	the Company received approximately $1,525,000 from promissory notes;

●	the Company received approximately $1,105,000 from convertible notes issuances;

●	the Company made payments of debt approximately $3,255,000;

During the year ended June 30, 2024:

●	the Company received approximately $11,549,945 from convertible notes issuances;

●	the Company received approximately $550,000 from promissory notes;

●	the Company made payments of debt approximately $965,000

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Accounting Pronouncements

Refer to Note 2 – Significant Accounting Policies to our consolidated financial statements included in Item 8 of this Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of this date of this Form 10-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this annual report and is included herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 1, 2024, CBIZ CPAs P.C. (“CBIZ CPAs”) acquired the attest business of Marcum LLP (“Marcum”). Accordingly, on June 17, 2025, solely as a result of the acquisition, Marcum resigned as the independent registered public accounting firm of Damon Inc. and, with the approval of the audit committee of the Company’s board of directors, CBIZ CPAs was engaged as the Company’s independent registered public accounting firm on the same date.

The audit report of Marcum on the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2024 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for the inclusion of an explanatory paragraph as to the Company’s ability to continue as a going concern. The audit of the Company’s consolidated financial statements as of June 30, 2023 and for the fiscal year then ended was performed by another independent registered accounting firm.

During the period of Marcum’s 2024 engagement, and the subsequent interim period through June 17, 2025, the date of Marcum’s resignation, there were (a) no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to such disagreement in its report and (b) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except for the previously disclosed identification of material weaknesses in the Company’s internal control over financial reporting relating to ineffective controls over period end financial disclosure and reporting processes, including ineffective monitoring activities to assess the operation of internal controls over financial reporting and lack of sufficient controls designed and implemented for financial information processing and reporting and lacked personnel with requisite skills for financial reporting under U.S. GAAP.

During the period of Marcum’s 2024 engagement, and the subsequent interim period through June 17, 2025, neither the Company nor anyone on the Company’s behalf consulted with CBIZ CPAs regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or regarding the type of audit opinion that might be rendered by CBIZ CPAs on the Company’s financial statements, or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of June 30, 2025, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met. We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of June 30, 2025 due to material weaknesses described below. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

a.	Management determined the lack of adequate controls with respect to identifying and accounting for material contracts / agreements. This was evidenced by management's failure to properly identify and account for previously settled fees owed to a former advisor that became due upon closing of the business combination, which resulted in a restatement of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024, to correct understatement of expenses and accounts payable and accrued expense. Accordingly, management has determined that this control deficiency constituted a material weakness.

b.	Management identified information technology deficiencies below in the design, implementation and, operation of controls over program change management, and vendor management controls, which constituted a material weakness:

i.	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.

ii.	key third party service provider SOC reports were obtained and reviewed.

Remediation Completed and Remediation Plan for the Material Weakness

To remediate the material weaknesses identified above, we have remediated and initiated controls and procedures as follows:

●	educated control owners concerning the principles and requirements of each control, with a focus on those related to user access to our financial reporting systems impacting financial reporting;

●	developed and maintain documentation to promote knowledge transfer upon personnel and function changes;

●	developed enhanced controls and reviews related to our financial reporting systems;

●	performed an in-depth analysis of who should have access to perform key functions within our financial reporting system that impact financial reporting and redesigned aspects of the system to better allow the access rights to be implemented;

●	cross referencing analysis to be completed on a quarterly basis; and

●	implemented additional levels of internal review of financial statements and any adjustments made thereto.

The material weaknesses identified above will not be considered remediated until our remediation efforts have been fully concluded that these controls are operating effectively.

Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting

Other than as described above under “- The Remediation of Material Weakness,” there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information, as of the date of this filing, concerning the persons who serve as our directors and executive officers.

Name	Age	Position
Dominique Kwong	50	Chief Executive Officer and Director
Baljinder Kaur Bhullar	56	Chief Financial Officer and Director
Karan Sodhi	33	Director
Shashi Tripathi	48	Chairman of the Board
Melanie Figueroa	43	Director

Karan Sodhi, Shashi Tripathi and Melanie Figueroa serve on the Company’s Audit Committee, its Compensation Committee and its Nominating and Corporate Governance Committee.

Biographies

The following are brief profiles of the executive officers and directors of the Company, including a description of each individual’s principal occupation within the past five years:

Dominique (Dom) Kwong, Chief Executive Officer and Director

Mr. Kwong was appointed to serve as the interim CEO and Director of the Company effective as of December 4, 2024 and was subsequently appointed CEO. He served as the Chief Technology Officer and Chief Operating Officer of Damon Motors Inc. from June 2017 to January 2023. Between January 2023 and December 2024, Mr. Kwong served as a consultant in the role of as Head of Electronics for Alpinestars, a globally recognized motorcycle apparel manufacturer. In this capacity, he contributed to strategic initiatives, R&D, and operational improvements for their Tech-Air airbag systems and other electronic products. Mr. Kwong’s in-depth knowledge and experience with the Company’s business in electric motorcycle development and manufacturing and extensive executive leadership background led us to conclude that he should serve as a director.

Baljinder (Bal) Bhullar, Chief Financial Officer and Director

Bal Bhullar was appointed to serve as CFO and Director of the Company with effect upon the closing of the Business Combination. She was appointed to serve as CFO of the Company’s wholly owned subsidiaries Damon Motors, Inc. and Damon Motors Corp. effective January 1, 2024. Ms. Bhullar brings over 20 years of experience in diversified business, investor relations, investment banking, financial & risk management serving as an executive and board member in both public and private companies across various sectors, including automotive, technology, manufacturing, e-commerce, transport, energy, resource and health/wellness. She previously served as CFO and Corporate Secretary of Foremost Lithium Resource and Technology (NASDAQ: FMST) from September 2023 to February 2024; CFO of ReCar (ReBuild Manufacturing) from January 2023 to March 2023; and Chief Compliance Officer, CFO and board member of ElectraMeccanica Vehicles Corp. (NASDAQ: SOLO) from October 2018 to December 2022. She has also served as President of the BC Risk Management Association and has held positions as a board member and executive of several private and public companies. Currently Ms. Bhullar is CFO and Board Member of the Company, Independent Board Member of Lexaria BioScience (NASDAQ: LEXX) and a member of the Board and CEO/Founder/board member of BKB Management Ltd. Ms. Bhullar is a Chartered Professional Accountant, Certified General Accountant, a CRM designation from Simon Fraser University and a diploma in Financial Management from British Columbia Institute of Technology. Ms. Bhullar has proven expertise with increasing market capitalization, raising capital, overseeing corporate governance, SOX, ESG, diversity and regulatory compliance, financial & strategic planning, as well as successfully completing initial public offerings, reverse mergers, business expansions, start-up operations, program development and product development which led us to the conclusion that she should serve as a director.

Melanie Figueroa, Director

Melanie Figueroa was appointed to serve as a member of the Board effective upon the closing of the Business Combination. Since May 2023, she has served as Co-Managing Partner of Next Move Partners LLC, an advisory firm that supports emerging growth companies navigating the complexities of the U.S. public markets in their capital raising and M&A growth initiatives. Since March 2024, Ms. Figueroa has also served as General Counsel to Grafiti LLC, a data analytics and statistical visualization software solution for engineers and scientists. From January 2020 until the closing of its business combination with XTI Aircraft Company in March 2024, Ms. Figueroa served as General Counsel to Inpixon, a Nasdaq listed global software technology company where she assisted the executive management team & board in defining and successfully executing its financing and M&A strategy, including domestic, cross-border and M&A transactions. Prior to her role as General Counsel, she was the Managing Partner of the NY office of a national law firm where she advised and assisted high growth companies in structuring& executing debt & equity financing transactions & a multitude of domestic & cross border M&A transactions, on both the buy side & sell side. Ms. Figueroa has over 15 years of experience advising executive management teams and board of directors of emerging growth companies seeking access to the U.S. public markets to raise capital and executing go public transactions through traditional IPO’s and other alternative structures, including reverse mergers, spin-offs, and SPACs which led us to the conclusion that she should serve as a member of the Board.

Karan Sodhi, Director

Karan Sodhi was appointed to serve as a member of the Board effective upon the closing of the Business Combination. He was appointed as a director of Damon in August 2024. He is a practicing lawyer, and the managing partner at Rockford Legal & Advisory LP, a regional law firm in Delta, British Columbia. Prior to his service with Damon, Karan was an Associate Lawyer at DuMoulin Black LLP from September 2022 to September 2023; General Counsel at SOL Global Investments from September 2021 to September 2022; and Associate Legal Counsel at Pan American Silver Corp from November 2019 to September 2021. Karan brings a breadth of knowledge and experience in corporate commercial transactions, securities, capital markets and estate planning. With nearly a decade of experience, Karan has become a trusted advisor to public companies and high-net-worth individuals, managing complex transactions and regulatory challenges which led us to the conclusion that he should serve as a member of the Board.

Shashi Tripathi, Chairman of the Board

Shashi Tripathi was appointed to serve as a member of the Board effective upon the closing of the Business Combination. He was appointed as a director of Damon in August 2024. Mr. Tripathi is a seasoned entrepreneur, investor, and advisor with extensive experience in technology, operations, supply chain, and manufacturing. He has served on the boards of several companies and has a proven track record in regulated industries, having received accolades such as the Best Patient Engagement Strategy and Medical Design Excellence awards. Mr. Tripathi has successfully led three companies to exits and since October 2019 has served as the founder and Managing Partner of Nurture Growth Fund, which invests in a diverse range of sectors including artificial intelligence, SaaS, digital health, and FinTech. Prior to his service with Damon, he has served as Chief Operating Officer and Chief Technology Officer of ImpediMed from July 2018 to June 2024. Additionally, he is currently the CEO of Sleepiz USA. Mr. Tripathi holds a master’s degree in industrial engineering and a bachelor’s degree in mechanical engineering. His valuable experience as an investor and advisor to early stage, pre-IPO companies across a variety of sectors led us to conclude that he should serve as a member of the Board.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers were involved in any legal proceedings described in Item 401(f) of Regulation S-K in the past ten years.

The Board Composition and Election of Directors

The Board is comprised of five members made up of a single class of directors. Each director is subject to re-election on an annual basis at each annual meeting of shareholders. The Board of Directors may establish the authorized number of directors from time to time by ordinary resolution. If, at any meeting of shareholders at which there should be an election of directors, the places of any of retiring directors are not filled by that election, those retiring directors who are not re-elected and who are asked by the newly elected directors to continue in office will, if willing to do so, continue in office to complete the number of directors until further new directors are elected at a meeting of shareholders convened for that purpose. If any such election or continuance of directors does not result in the election or continuance of the then-current number of directors, the number of directors of the Company shall be deemed to be set at the number of directors actually elected or continued in office. Our directors hold office until the earlier of their death, resignation, retirement, disqualification or removal or until their successors have been duly elected and qualified. In the event of a casual vacancy in our Board, the remaining directors may fill such vacancy until the next annual meeting of shareholders.

Director Independence

We have determined that Mr. Karan Sodhi and Mr. Shashi Tripathi are independent directors in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of the Company’s employees and that neither the director nor any of his, her or their family members has engaged in various types of business dealings with the Company.

Director Compensation

For a discussion of our director compensation arrangements, see Item 11. “Executive Compensation”.

Committees of the Board of Directors

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operate pursuant to a charter adopted by our Board of Directors. The Board of Directors may also establish other committees from time to time to assist our company and the Board. Our committees’ charters are available on our website at https://damon.com/. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be part of this report.

Audit Committee

Our audit committee consists of Melanie Figueroa, Shashi Tripathi and Karan Sodhi. Mr. Tripathi and Mr. Sodhi have been determined by the Board to satisfy the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Karan Sodhi, who the Board has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The principal duties and responsibilities of our audit committee include, among other things:

●	reviewing and recommending for approval to the Board the annual financial statements (individually and collectively, the “annual Financial Statements”), accounting policies that affect the Financial Statements, annual Management Discussion and Analysis (“MD&A”) and associated press release;

●	reviewing and approving, or recommending for approval to the Board, the quarterly financial statements (individually and collectively, the “quarterly Financial Statements”, collectively with the annual Financial Statements, the “Financial Statements”), quarterly MD&A and associated press release;

●	reviewing the annual report for consistency with the financial disclosure referenced in the annual Financial Statements;

●	assessing the adequacy of procedures in place for the review of our public disclosure of financial information extracted or derived from annual or quarterly Financial Statements and periodically assess the adequacy of such procedures;

●	reviewing any significant issues affecting financial reports;

●	reviewing any developments in the International Financial Reporting Standards as issued by the IFRS Foundation and the International Accounting Standards Board (IASB) or U.S. Generally Accepted Accounting Principles as issued by the Financial Accounting Standards Board (FASB) that could affect the Company;

●	reviewing and approving any earnings guidance to be provided by the Corporation;

●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

●	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

●	reviewing with management, external auditors and legal counsel any material litigation claims or other contingencies, including tax assessments, and adequacy of financial provisions, that could materially affect financial reporting;

●	reviewing with our Chief Executive Officer and the Chief Financial Officer our disclosure controls and procedures, including any significant deficiencies in, or material non-compliance with, such controls and procedures;

●	discussing with our Chief Executive Officer and the Chief Financial Officer all elements of certification required pursuant to National Instrument 52-109 and the Sarbanes-Oxley Act of 2002, as applicable;

●	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions;

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

●	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

●	reviewing and monitoring the processes in place to identify and manage the principal risks that could impact our financial reporting;

●	reviewing and approving corporate investment policies; and

●	assessing the effectiveness of the overall process for identifying principal business risks and report thereon to the Board.

Compensation Committee

Our compensation committee consists of Melanie Figueroa, Shashi Tripathi and Karan Sodhi. Each of Mr. Tripathi and Mr. Sodhi has been determined has been determined by the Board to satisfy the independence requirements under Nasdaq listing standards and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of our compensation committee is Shashi Tripathi.

The principal duties and responsibilities of our compensation committee include, among other things:

●	overseeing and administering our incentive compensation and other equity-based plans and recommending any changes to the Board as needed, as well as exercising the authority of the Board with respect to the administration of such plans;

●	reviewing and approving the corporate goals and objectives with respect to compensation for our Chief Executive Officer;

●	reviewing and recommending to the board of directors the evaluation process and compensation structure of our other executive officers;

●	periodically reviewing and making recommendations to the Board regarding the compensation of non-management directors, including Board and Committee retainers, meeting fees, equity-based compensation and such other forms of compensation and benefits as the Committee may consider appropriate;

●	overseeing the appointment and removal of executive officers, and reviewing and approving for executive officers, including the Chief Executive Officer, any employment, severance or change in control agreements; and

●	approving any loans to employees as allowed by law.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Melanie Figueroa, Shashi Tripathi and Karan Sodhi. Mr. Tripathi and Mr. Sodhi have been determined by the Board to satisfy the independence requirements under Nasdaq listing standards. The chair of our nominating and corporate governance committee is Shashi Tripathi.

The nominating and corporate governance committee’s responsibilities include, among other things:

●	identifying and recommending to the Board individuals qualified to be nominated for election to the Board of Directors;

●	recommending to the Board the members and Chair for each Board committee;

●	reviewing and assessing our corporate governance principles and make recommendations for changes thereto to the Board; and

●	establishing and overseeing appropriate director orientation and continuing education programs.

Board Leadership Structure

The Board and management believe that the choice of whether the Chair of the Board should be an executive of our company, or a non-executive or independent director, depends upon a number of factors, taking into account the candidates for the position and the best interests of our company and our shareholders. Shashi Tripathi serves as the Board Chair and is an independent director. However, the Board may decide in the future to unite the roles of Chairman and Chief Executive Officers if it determines that such structure provides better and more effective oversight and management of the Company. In such case, the Board may also consider appointing a lead independent director, if the circumstances warrant it. When the Board convenes for a meeting, it is expected that the non-management directors will meet in one or more executive sessions, if the circumstances warrant it.

Role of Board in Risk Oversight Process

The Board is responsible for the oversight of the Company’s risk management processes and, either as a whole or through its committees, regularly discusses with management the Company’s major risk exposures, their potential impact on the Company’s business and the steps the Company takes to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable the Board to understand the Company’s risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.

The audit committee reviews and monitors the processes in place to identify and manage the principal risks that could impact our financial reporting. It also reviews and approves corporate investment policies and assesses the effectiveness of our overall process for identifying principal business risks. Oversight by the audit committee includes direct communication with the Company’s external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of the Company’s compensation policies or programs has the potential to encourage excessive risk-taking. The nominating and corporate governance committee manages risks associated with the independence of the Board and corporate practices. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks. Matters of significant strategic risk is considered by the Board as a whole.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended June 30, 2025, as a member of the Board or compensation committee of a company that has one or more executive officers serving as a member of the board of directors or compensation committee.

Director Qualifications

The nominating and corporate governance committee is responsible for reviewing with the Board, on an annual basis, the appropriate characteristics, skills and experience required for the Board as a whole and its individual members. There is no difference in the manner in which the nominating and corporate governance committee and evaluates nominees for director based on whether the nominee is recommended by a shareholder.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person, including directors, pursuant to which the officer was selected to serve as an officer or director.

Code of Business Conduct and Ethics

The Company adopted a written code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the corporate website at https://damon.com/. In addition, the Company intends to post on its website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the code. The reference to the Company’s website address does not constitute incorporation by reference of the information contained at or available through its website, and you should not consider it to be a part of this report.

Foreign Private Issuer Status

The Company has determined that it qualifies as a “foreign private issuer,” as such term is defined in Rule 3b-4 under the Exchange Act, based on the applicable criteria as of the last business day of the Company’s most recently completed second fiscal quarter, ended December 31, 2024. Notwithstanding the Company’s qualification as a foreign private issuer, the Company has voluntarily chosen to file with the SEC periodic and current reports and registration statements on forms prescribed for U.S. domestic issuers, including annual reports on Form 10-K, quarterly reports on Form 10-Q, including current reports on Form 8-K, and registration statements on Form S-1, instead of filing on the reporting and registration forms available to foreign private issuers. The SEC Forms prescribed for U.S. domestic issuers are more detailed and extensive in certain respects, and must be filed more promptly, than the forms currently available to foreign private issuers.

Although the Company has chosen to file periodic and current reports on U.S. domestic issuer forms, the Company will maintain its status as a foreign private issuer as long as it meets the qualifications for a foreign private issuer under the Exchange Act. Accordingly, the Company intends to avail itself of exemptions from certain provisions of the Exchange Act and the rules thereunder that are applicable to U.S. domestic public companies.

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

Insider Trading Policy

We have an insider trading policy that governs the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. Our insider trading policy, among other things, prohibits directors and executive officers from holding our securities in a margin account, pledging our securities as collateral for a loan, or engaging in short selling or similar hedging activities involving our securities. A copy of our insider trading policy is filed as an exhibit to this report.

ITEM 11: EXECUTIVE COMPENSATION

Executive Compensation

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer during the last fiscal year, (ii) our two other most highly compensated executive officers, other than our principal executive officer, who were serving as an executive officer at the end of the last fiscal year and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at the end of the last fiscal year. Together, these individuals are sometimes referred to as the named executive officers (“NEOs”).

Any compensation amounts to Nadir Ali prior to the Business Combination reflect amounts paid by Grafiti Holding. Any compensation amounts to the other NEOs prior to the Business Combination reflect amounts paid by Damon Motors.

					Stock	Option		All Other
		Salary		Bonus	Awards	Awards		Compensation		Total
Name and Principal Position	Year	($)		($)	($)	($)		($)		($)
Dominique Kwong	2025	107,159		-	-	-		-		107,159
Chief Executive Officer(1)	2024	-		-	-	-		-		-
Baljinder Bhullar	2025	312,948		1,000,000	-	-		-		1,312,948
Chief Financial Officer(2)	2024	121,473		-	-	-		-		121,473
Former Executives
Nadir Ali	2025	325,000	(8)	-	-	-		400,000	(9)	725,000
Former Chief Executive Officer(3)	2024	-		-	-	219,627	(7)	45,000	(6)	264,627
Damon Jay Giraud	2025	140,739		-	-	-		137,454	(10)	278,193
Former Chief Executive Officer(4)	2024	270,188		-	-	-		7		270,195
Derek Dorresteyn	2025	162,500		-	-	-		144,231	(10)	306,731
Former Chief Technology Officer(5)	2024	234,163		-	-	-		7		234,170

(1)	Mr. Kwong was appointed Interim CEO of Damon effective December 4, 2024, and was appointed CEO on July 16, 2025.

(2)	Ms. Bhullar was appointed CFO of Damon Motors effective January 1, 2024, and became CFO of Damon upon the closing of the Business Combination on November 13, 2024.

(3)	Mr. Ali served as the sole director and officer of Grafiti Holding prior to the Business Combination and resigned from all director and officer positions upon the closing of the Business Combination on November 13, 2024..

(4)	Mr. Giraud served as the CEO of Damon Motors prior to the Business Combination and became CEO of Damon upon the closing of the Business Combination on November 13, 2024. Mr. Giraud resigned from all director and officer positions with Damon effective December 4, 2024.

(5)	Mr. Dorresteyn served as the CTO of Damon Motors prior to the Business Combination and became CTO of Damon upon the closing of the Business Combination on November 13, 2024. Mr. Dorresteyn separated from the Company on January 15, 2025.

(6)	Includes service fees paid by Grafiti Holding to Mr. Ali for the period from April 1, 2024 through June 30, 2024.

(7)	The fair value of employee option grants were estimated on the date of grant using the Black-Scholes option valuation model with probability weighted scenarios of the company “As-Is” on a standalone basis and on a “Merger” basis assuming the completion of the Business Combination.

(8)	Includes fee paid by Grafiti Holding to Mr. Ali upon closing the Business Combination.

(9)	Includes service fees paid by Grafiti Holding to Mr. Ali for the period from July 1, 2024 through June 30, 2025.

(10)	Includes severance amount to Mr. Giraud and Mr. Dorresteyn.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our NEOs as of June 30, 2025.

	Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise prices ($)	Option expiration date	Number of shares of restricted stock #	Market value of shares of restricted stock ($)
Dominique Kwong	—	—		—	—	—	—	—
Baljinder Bhullar	—	—		—	—	—	—	—
Nadir Ali	—	—		—	—	—	—	—
Damon Jay Giraud	—	—		—	—	—	—	—
Derek Dorresteyn	05/25/2020	4,606	(1)	—	77.32	07/14/2025	—	—

(1)	This option is 100% vested.

Employment Agreements and Other Arrangements

Executive Employment Services Agreement with Dominque Kwong

On July 16, 2025, following the approval of the Board, the Company entered into a new executive employment services agreement with Dominique Kwong, our Chief Executive Officer and a director, with an initial term commencing on July 16, 2025 and expiring on July 16, 2028 (the “Kwong Agreement”). The Kwong Agreement supersedes the Company’s prior Interim Executive Employment Agreement, dated December 4, 2024, and its Amendment to Interim Executive Agreement, dated May 4, 2025, as between the Company and Mr. Kwong.

The initial term of the Kwong Agreement is subject to automatic renewal for successive 90-day periods unless either the Company or Mr. Kwong provides written notice of non-renewal at least 90 days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Kwong Agreement: (i) Mr. Kwong provides various employment services to the Company which are inclusive of his duties and responsibilities commensurate with his position as our CEO; and (ii) Mr. Kwong is entitled to: (a) a gross monthly salary of CAD$39,947 (the “Monthly Salary”); (b) a yearly cash bonus (each, a “Bonus”) of up to 100% of his then aggregate annual Monthly Salary based upon certain performance goals to be determined by the Board or the compensation committee of the Board (the “Compensation Committee”) from year to year; (c) a short-term incentive payment (each, a “STIP Bonus”) from 0% to up to 100% of his then aggregate annual Monthly Salary based upon certain factors to be determined by the Board or the Compensation Committee from time to time; (d) a time-based vesting incentive stock option, which has yet to be granted, to purchase up to an aggregate of 1,000,000 common shares of the Company, vesting as to not less than one-quarter of the option shares on each of the following dates: the date of grant, and the dates that are six, 12, and 18 months thereafter; (e) a restricted stock unit award (the “RSU”) to acquire up to an aggregate of 1,000,000 common shares of the Company, which has yet to be granted, vesting as to not less than one-half of the RSU shares on each of the dates that are 12 and 24 months, respectively, from the date of grant; (f) participation in any long-term incentive program introduced by the Company from time to time; (g) participation in all Company employee benefit and health insurance plans (each, a “Benefit”); and (h) four weeks of accrued vacation per calendar year (the “Vacation”). Additionally, the Company will pay Mr. Kwong a one-time signing bonus of CAD$126,110 as soon as reasonably practicable, and no later than five business days after it has raised at least US$2.5 million, in recognition of the execution of the Kwong Agreement and the retroactive salary adjustment.

If the Company elects to not renew the Kwong Agreement, and provided that Mr. Kwong is in compliance with the relevant terms and conditions of the Kwong Agreement, the Company shall be obligated to provide a termination package to Mr. Kwong as follows: (i) a cash payment equating to any outstanding Monthly Salary, Vacation pay and annual performance Bonus and STIP Bonus entitlements (if any and calculated pro rata up to the date of termination) earned by Mr. Kwong to the date of termination (collectively, the “Outstanding Amounts”); (ii) a cash payment equal to six months’ of Monthly Salary for each year of employment commencing on December 4, 2024 and ending on the date of termination, up to a total maximum of 18 months (the “Severance Period”) of Monthly Salary (the “Termination Amount”), with the Termination Amount being payable in equal monthly installments over the Severance Period; (iii) confirmation that all of Mr. Kwong’s then Benefits coverage would be extended for a period of 12 months from the date of termination (the “Benefits Extension”); and (iv) subject to the applicable provisions of the Kwong Agreement and the Company’s then Stock Incentive Plan, Mr. Kwong shall be entitled to exercise any unexercised and fully vested portion of any stock options for a period of 12 months from the date of termination (the “Options Extension”).

If the Company elects to terminate the Kwong Agreement without Just Cause (as defined therein), or if Mr. Kwong terminates the Kwong Agreement for Good reason as a result of a Change of Control (each as also defined therein), and provided that Mr. Kwong is in compliance with the relevant terms and conditions of the same, the Company shall be obligated to provide a termination package to Mr. Kwong as follows: (i) a cash payment equal to all Outstanding Amounts to the date of termination; (ii) a cash payment equal to the Termination Amount, payable in equal monthly installments during the Severance Period; (iii) confirmation of the Benefits Extension; and (iv) subject to the applicable provisions of the Kwong Agreement and the Company’s then Stock Incentive Plan, confirmation of the Options Extension.

If Mr. Kwong elects to terminate the Kwong Agreement, except for Good Reason, and provided that Mr. Kwong is in compliance with the relevant terms and conditions of the Kwong Agreement, or if the Company elects to terminate the Kwong Agreement for Just Cause, then the Company shall only be obligated to provide Mr. Kwong a cash payment equal to all Outstanding Amounts as of the date of termination.

The Kwong Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Kwong, in which case the Company shall be obligated to provide a termination package to Mr. Kwong, or Mr. Kwong’s estate as the case may be, as follows, provided that Mr. Kwong is or was in compliance with the relevant terms and conditions of the Kwong Agreement: (i) a cash payment equal to all Outstanding Amounts to the date of termination; (ii) if disabled only, confirmation of the Benefits Extension; and (iii) subject to the applicable provisions of the Kwong Agreement and the Company’s Stock Incentive Plan, Mr. Kwong, or Mr. Kwong’s estate as the case may be, confirmation of the Options Extension.

Executive Employment Services Agreement with Baljinder (Bal) Bhullar

On July 16, 2025, following the approval of the Board, we entered into a new executive employment services agreement with Baljinder (Bal) Bhullar, our Chief Financial Officer and a director, with an initial term commencing on July 16, 2025 and expiring on July 16, 2028 (the “Bhullar Agreement”). The Bhullar Agreement supersedes the prior Executive Employment Agreement, dated December 24, 2023, as amended by a certain Employment Side Letter Agreement dated January 1, 2024, as between Damon Motors Inc. and Ms. Bhullar.

The initial term of the Bhullar Agreement is subject to automatic renewal for successive 90-day periods unless either the Company or Ms. Bhullar provides written notice of non-renewal at least 90 days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Bhullar Agreement: (i) Ms. Bhullar provides various employment services to the Company which are inclusive of her duties and responsibilities commensurate with her position as our CFO; and (ii) Ms. Bhullar is entitled to: (a) a gross monthly salary of CAD$37,035.75 (the “Monthly Salary”); (b) a yearly cash bonus (each, a “Bonus”) of up to 100% of her then aggregate annual Monthly Salary based upon certain performance goals to be determined by the Board or the Compensation Committee from year to year; (c) a short-term incentive payment (each, a “STIP Bonus”) from 0% to up to 100% of her then aggregate annual Monthly Salary based upon certain factors to be determined by the Board or the Compensation Committee from time to time; (d) a time-based vesting incentive stock option, which has yet to be granted, to purchase up to an aggregate of 750,000 common shares of the Company, vesting as to not less than one-quarter of the option shares on each of the following dates: the date of grant, and the dates that are six, 12, and 18 months thereafter; (e) an RSU award to acquire up to an aggregate of 750,000 common shares of the Company, which has yet to be granted, vesting as to not less than one-half of the RSU shares on each of the dates that are 12 and 24 months, respectively, from the date of grant; (f) participation in any long-term incentive program introduced by the Company from time to time; (g) participation in all Company employee benefit and health insurance plans (each, a “Benefit”); and (h) four weeks of accrued vacation per calendar year (the “Vacation”).

If the Company elects to not renew the Bhullar Agreement, and provided that Ms. Bhullar is in compliance with the relevant terms and conditions of the Bhullar Agreement, the Company shall be obligated to provide a termination package to Ms. Bhullar as follows: (i) a cash payment equating to any outstanding Monthly Salary, Vacation pay and annual performance Bonus and STIP Bonus entitlements (if any and calculated pro rata up to the date of termination) earned by Ms. Bhullar to the date of termination (collectively, the “Outstanding Amounts”); (ii) a cash payment equal to six months’ of Monthly Salary for each year of employment commencing on January 1, 2024 and ending on the date of termination, up to a total maximum of 18 months (the “Severance Period”) of Monthly Salary (the “Termination Amount”), with the Termination Amount being payable in equal monthly installments over the Severance Period; (iii) confirmation that all of Ms. Bhullar’s then Benefits coverage would be extended for a period of 12 months from the date of termination (the “Benefits Extension”); and (iv) subject to the applicable provisions of the Bhullar Agreement and the Company’s then Stock Incentive Plan, Ms. Bhullar shall be entitled to exercise any unexercised and fully vested portion of any stock options for a period of 12 months from the date of termination (the “Options Extension”).

If the Company elects to terminate the Bhullar Agreement without Just Cause (as defined therein), or if Ms. Bhullar terminates the Bhullar Agreement for Good Reason as a result of a Change of Control (each as also defined therein), and provided that Ms. Bhullar is in compliance with the relevant terms and conditions of the same, the Company shall be obligated to provide a termination package to Ms. Bhullar as follows: (i) a cash payment equal to all Outstanding Amounts to the date of termination; (ii) a cash payment equal to the Termination Amount, payable in equal monthly installments during the Severance Period; (iii) confirmation of the Benefits Extension; and (iv) subject to the applicable provisions of the Bhullar Agreement and the Company’s then Stock Incentive Plan, confirmation of the Options Extension.

If Ms. Bhullar elects to terminate the Bhullar Agreement, except for Good Reason, and provided that Mr. Bhullar is in compliance with the relevant terms and conditions of the Bhullar Agreement, or if the Company elects to termination the Bhullar Agreement for Just Cause, then the Company shall only be obligated to provide Ms. Bhullar a cash payment equal to all Outstanding Amounts to the date of termination.

The Bhullar Agreement will be deemed terminated on the 30th calendar day following the death or disability of Ms. Bhullar, in which case the Company shall be obligated to provide a termination package to Ms. Bhullar, or Ms. Bhullar’s estate as the case may be, as follows, provided that Ms. Bhullar is or was in compliance with the relevant terms and conditions of the Bhullar Agreement: (i) a cash payment equal to all Outstanding Amounts to the date of termination; (ii) if disabled only, confirmation of the Benefits Extension; and (iii) subject to the applicable provisions of the Bhullar Agreement and the Company’s Stock Incentive Plan, Ms. Bhullar, or Ms. Bhullar’s estate as the case may be, confirmation of the Options Extension.

Advisory Services and Consulting Agreement with Nadir Ali

The Company paid Mr. Ali a fee of $15,000 per month for services rendered to the Company since April 1, 2024 and until the closing of the Business Combination. Grafiti Holding has entered into a Consulting Agreement with Mr. Ali on September 25, 2024 (the “Ali Consulting Agreement”), pursuant to which Mr. Ali will advise on public company reporting and compliance matters, business development, growth strategies and other operational matters as requested.

Pursuant to the terms of the Ali Consulting Agreement, the Company agreed to pay Mr. Ali, through a wholly owned affiliated entity, 3AM Investments LLC, a fee of $15,000 per month for services rendered to the Company since April 1, 2024 until the end of the month of the closing of the Business Combination. In connection with the terms of the Ali Consulting Agreement, Mr. Ali will advise on public company reporting and compliance matters, strategic business development and growth strategies and other operational matters as requested.

As compensation under the Ali Consulting Agreement, Mr. Ali is entitled to a fee of $325,000 upon closing the Business Combination and his monthly fee will increase to $54,167 per month beginning on the first of each month following the closing of the Business Combination through the remainder of the term of the agreement.

Unless otherwise terminated earlier pursuant to the Ali Consulting Agreement, the agreement will continue for a period of six months following the closing of the Business Combination. The Company has the right to terminate the Ali Consulting Agreement with 30 days’ notice; however, if it is terminated by the Company prior to the six month anniversary of the closing of the Business Combination (the “Ali Guaranteed Period”) for any reason other than the gross negligence, recklessness or willful misconduct of Mr. Ali, the monthly fee will continue to be paid for the remainder of the Ali Guaranteed Period. Mr. Ali has the right to terminate the Ali Consulting Agreement with 30 days’ notice for specified reasons, including the Company’s failure to make timely payments, gross negligence, recklessness, willful misconduct, or the filing of bankruptcy by the Company. In such cases, the monthly fee for the remainder of the Ali Guaranteed Period will continue to be paid.

Employment Agreement with Jay Giraud

On March 23, 2022, Damon entered into an employment agreement with Jay Giraud (the “Giraud Employment Agreement”) for the employment of Mr. Giraud as the CEO of Damon. Under the Giraud Employment Agreement, Damon agreed to pay Mr. Giraud an annual base salary of $350,000 (CAD$450,000) and a bonus in the range of $195,000 to $450,000, subject to the approval of the board of directors of Damon. Pursuant to an employment side letter agreement dated October 17, 2024, Mr. Giraud is entitled to receive a $1 million listing bonus subject to the continued service with the Company for a period of 375 days following the date of public listing (“Service Period”). The listing bonus shall be paid out as soon as practicable at the time when the board determines that it is in the best interests of the Company to do so, having due regard to the Company’s financial situation. Notwithstanding the preceding sentence the listing bonus shall be paid promptly following the completion of the Service Period.

Mr. Giraud may terminate the Giraud Employment Agreement and Mr. Giraud’s employment with Damon at any time by providing Damon with eight weeks’ prior written working notice. Damon may waive all or any part of the notice given by Mr. Giraud and direct Mr. Giraud not to report for work for any part of the notice period. In these circumstances, Mr. Giraud would then be paid all outstanding wages (including accrued but unpaid vacation pay) owing up to and including the effective resignation date. In no event will Damon be required to pay Mr. Giraud more than twelve weeks’ pay (plus accrued but unused vacation pay) based on Mr. Giraud’s base salary at the time of resignation.

Damon may terminate the Giraud Employment Agreement and the Mr. Giraud’s employment at any time, without cause, upon Damon providing Mr. Giraud with notice of termination or pay in lieu of notice (which shall be calculated based exclusively on Mr. Giraud’s base salary at the time of termination), or some combination of the two, equal to (i) three months’ notice during his/her first year of service; plus (ii) an additional four weeks’ notice for every completed year of service thereafter, subject to an overall maximum entitlement of 42 weeks (the “Notice Period”).

Damon will continue to pay the premiums required to maintain Mr. Giraud’s participation in whatever extended health and/or dental group benefit plans Mr. Giraud is covered by at the time Mr. Giraud receives the notice of termination, until the earlier of the end of the applicable Notice Period or the date on which Mr. Giraud becomes eligible to participate in similar benefits through alternate or self-employment, whichever occurs first and provided that in no event will Mr. Giraud’s benefit coverage be terminated prior to the expiration of the applicable statutory notice period. All other benefits or benefit coverage in place at the time shall be discontinued at the end the applicable statutory notice period.

Damon may terminate the Giraud Employment Agreement and Mr. Giraud’s employment without notice of termination or pay in lieu of notice at any time for Cause. For the purposes of the Giraud Employment Agreement, the term “Cause” includes: (a) the existence of cause for termination of employment at common law, including situations involving fraud, dishonesty, illegality, breach of statute or regulation, conflict of interest, gross negligence in the performance of Mr. Giraud’s duties, or gross incompetence; (b) any material breach of the provisions of this Agreement; (c) wilful disobedience of a reasonable direction from Damon; (d) neglect of duty; (e) misconduct that undermines Damon’s confidence in Mr. Giraud’s ability to effectively carry out the duties and responsibilities of his/her position; or (f) any material violation of Damon’s policies and procedures, as determined by Damon in its sole and absolute discretion. In the event of a termination for Cause, Mr. Giraud will receive payment of any salary and vacation pay earned up to and including the date of termination. All other entitlements that Mr. Giraud may have as of the date of termination will be automatically extinguished, except for such minimum mandated entitlements, if any, as may be required by the Employment Standards Act (British Columbia).

Upon termination of employment for any reason, Mr. Giraud will cease to be and shall immediately resign as an officer or director of Damon.

This provision regarding termination of employment will apply regardless of any changes to the terms and conditions of Mr. Giraud’s employment subsequent to Mr. Giraud’s signing of the Giraud Employment Agreement including, but not limited to, promotions and transfers, unless the parties expressly agree otherwise in writing.

There is a non-solicit and other post-employment restrictions present in the Giraud Employment Agreement.

There are no provisions with respect to change of control in the Giraud Employment Agreement.

Employment Agreement with Derek Dorresteyn

On July 12, 2021, Damon entered into an employment agreement with Derek Dorresteyn (the “Dorresteyn Employment Agreement”) for the provision of CTO services. Under the Dorresteyn Employment Agreement, Damon agreed to pay Mr. Dorresteyn an annual base salary of $300,000 (CAD$390,000) and a bonus subject to and conditioned upon the terms and conditions of the applicable plan, as well as the Mr. Dorresteyn’s continued employment by Damon in good standing through the bonus payment date and neither party having delivered notice of an intent to terminate. Mr. Dorresteyn’s employment through the bonus payment date as permitted by applicable law. Pursuant to an employment side letter agreement dated October 17, 2024, Mr. Dorresteyn is entitled to receive a $1 million bonus subject to the continued service with the Company for a period of 375 days following the date of public listing (“Service Period”). The listing bonus shall be paid out as soon as practicable at the time when the board of directors of Damon determines that it is in the best interests of the Company to do so, having due regard to the Company’s financial situation. Notwithstanding the preceding sentence the listing bonus shall be paid promptly following the completion of the Service Period.

Upon Mr. Dorresteyn’s termination for any reason, Mr. Dorresteyn will be entitled to: (i) all earned but unpaid base salary through Mr. Dorresteyn’s separation date; (ii) any unpaid or unreimbursed business expenses incurred; (iii) any accrued but unused vacation through the separation date; and (iv) any benefits provided under Damon’s employee benefit plans, if any, following a termination of employment, in accordance with the terms contained in said plans (the “Accrued Obligations”). The Accrued Obligations will be payable to Mr. Dorresteyn as required by applicable law.

Mr. Dorresteyn may terminate the Dorresteyn Employment Agreement and Mr. Dorresteyn’s employment with Damon at any time by providing Damon with 12 weeks’ prior written notice. Damon may waive all or any part of the notice period given by Mr. Dorresteyn and direct Mr. Dorresteyn not to report for work for any part of the notice period. In these circumstances, where Damon elects to shorten the notice period, Mr. Dorresteyn would then be paid all Accrued Obligations owing up to and including the separation date.

Damon may terminate the Dorresteyn Employment Agreement and Mr. Dorresteyn’s employment at any time, without Cause. If Mr. Dorresteyn’s employment is terminated by Damon without Cause, in addition to the Accrued Obligations, Mr. Dorresteyn will be entitled to receive the Severance Benefits (defined below), subject to and contingent upon Mr. Dorresteyn executing a general release of claims satisfactory to Damon, which must be executed and effective (taking into account any applicable revocation period) on or before the sixtieth (60th) day following the separation date (the “Release Requirements”).

Damon will pay Mr. Dorresteyn any Severance Benefits, if payable, in a lump sum on the 60th day following the Separation Date, provided the Release Requirements have been satisfied. If the release has not been executed or is not effective (taking into account any applicable revocation period) by the 60th day following the Separation Date, Mr. Dorresteyn will not be entitled to any (and shall forfeit all) payments (other than the Accrued Obligations). For the avoidance of doubt, if Mr. Dorresteyn’s termination occurs other than by Damon without Cause, Mr. Dorresteyn will not be entitled to Severance Benefits. Other than as expressly provided herein, Mr. Dorresteyn shall not be entitled to receive any payments or benefits under the Dorresteyn Employment Agreement for periods after Mr. Dorresteyn’s Separation Date, and Damon will have no obligation to make any additional payments or provide any other benefits for periods after the Separation Date (except as may otherwise be required under the applicable law).

“Severance Benefits” means an amount equal to (i) three months of Mr. Dorresteyn’s base salary on the Separation Date; plus, if the Separation Date occurs after the first anniversary of the start date (ii) an additional four weeks of base salary for every full completed year of service thereafter, subject to an overall maximum entitlement of forty-two weeks.

Damon may terminate the Dorresteyn Employment Agreement and his employment immediately at any time for Cause. For the purposes of the Dorresteyn Employment Agreement, the term “Cause” includes: a) the existence of cause for termination of employment at common law, including situations involving fraud, dishonesty, illegality, breach of statute or regulation, conflict of interest, gross negligence in the performance of Mr. Dorresteyn’s duties, or gross incompetence; b) any material breach of the provisions of the Dorresteyn Employment Agreement; c) wilful disobedience of a reasonable direction from Damon; d) neglect of duty; e) misconduct that undermines Damon’s confidence in Mr. Dorresteyn’s ability to effectively carry out the duties and responsibilities of his/her position; f) material unauthorized use or disclosure of any Confidential Information of Damon or any other party to whom they owe an obligation of nondisclosure as a result of their relationship with Damon; g) Mr. Dorresteyn indictment, conviction, admission or plea of nolo contendere to any felony, or to any other crime that involves theft, fraud or moral turpitude; or h) any material violation of Damon’s policies and procedures, as determined by Damon in its sole and absolute discretion. In the event of a termination for Cause, Mr. Dorresteyn will receive payment of the Accrued Obligations.

Mr. Dorresteyn’s employment with Damon may be terminated immediately due to Mr. Dorresteyn’s death or Disability. In the event of a termination due to Executive’s death or Disability, Mr. Dorresteyn will receive payment of the Accrued Obligations. “Disability” will have the same meaning as such phrase is given under the long term disability plan sponsored by Damon as may be offered from time to time or, in the absence of such policy, if Mr. Dorresteyn becomes physically or mentally incapacitated or impaired and is therefore unable for a period of twelve (12) consecutive weeks in any six (6)-consecutive month period, or such longer period as may be required by applicable law, to perform Mr. Dorresteyn’s duties. Any question as to the existence of the disability of Mr. Dorresteyn shall be determined in writing by a qualified independent physician selected by Damon.

Upon termination of employment for any reason, Mr. Dorresteyn will cease to be and shall immediately resign as an officer or director of Damon, if applicable.

There is a non-solicit and other post-employment restrictions present in the Dorresteyn Employment Agreement.

There are no provisions with respect to change of control in the Dorresteyn Employment Agreement.

Employee Stock Incentive Plans

On June 11, 2024, the Company’s Board adopted a Stock Incentive Plan (the “Stock Incentive Plan”), which was approved by the Company’s the sole shareholder on June 11, 2024. Below is a summary of the Stock Incentive Plan.

Overview and Purpose

The Stock Incentive Plan provides flexibility to the Company to grant equity-based incentive awards (each, an “Award”) in the form of Options, RSUs, Restricted Shares, PSUs and DSUs, as described in further detail below.

The purpose of the Stock Incentive Plan is to, among other things, provide the Company with a share-related mechanism to attract, retain and motivate qualified directors, employees and consultants of the Company and its subsidiaries, to reward such of those directors, employees and consultants as may be granted awards under the Stock Incentive Plan by the Board from time to time for their contributions toward the long-term goals and success of the Company, and to enable and encourage such directors, employees and consultants to acquire Shares as long-term investments and proprietary interests in the Company.

Material Terms of the Stock Incentive Plan

Shares Subject to the Stock Incentive Plan

The maximum aggregate number of common shares that may be issued pursuant to Awards granted under the Plan (the “Share Reserve”) shall initially be 10,000,000, and the Share Reserve shall automatically increase on the first day of each calendar year beginning January 1, 2025, by a number of shares equal to the greatest of: (i) 3,000,000 Common Shares; (ii) twenty percent (20%) of the outstanding Common shares on the last day of the immediately preceding calendar quarter; or (iii) such number of Common Shares determined by the Plan Administrator. The Company shall at all times while the Stock Incentive Plan is in effect reserve such number of Common Shares as will be sufficient to satisfy the requirements of outstanding Awards granted under the Stock Incentive Plan. The Common Shares subject to the Stock Incentive Plan shall be either authorized and unissued or treasury common shares. Notwithstanding the foregoing, the aggregate number of Common Shares that may be issued during the term of the Stock Incentive Plan may not exceed 40,000,000. For clarity, the Share Reserve is a limitation on the number of Common Shares that may be issued pursuant to the Stock Incentive Plan. As a single Common Share may be subject to grant more than once (e.g., if a Common Share subject to an Award is forfeited, it may be made subject to grant again under the Stock Incentive Plan), the Share Reserve is not a limit on the number of Awards that can be granted. Up to 10,000,000 Common Shares may (but need not be) issued pursuant to the exercise of “incentive stock options” (within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended (the “Code”)) granted under the Stock Incentive Plan.

Any Common Shares issued by the Company through the assumption or substitution of outstanding stock options or other equity-based awards from an acquired company will not reduce the number of Common Shares available for issuance pursuant to the exercise of Awards granted under the Stock Incentive Plan.

Administration of the Stock Incentive Plan

The Stock Incentive Plan designates the Board as the initial Plan Administrator (as defined in the Stock Incentive Plan), subject to the ability of the Board to delegate from time to time all or any of the powers conferred on the Plan Administrator to a committee of the Board. The Board has resolved to delegate all powers of administration of the Stock Incentive Plan to the Compensation Committee.

The Plan Administrator determines which directors, officers, consultants and employees are eligible to receive Awards under the Stock Incentive Plan, the time or times at which Awards may be granted, the conditions under which awards may be granted or forfeited to the Company, the number of Common Shares to be covered by any Award, the exercise price of any Award, whether restrictions or limitations are to be imposed on the Common Shares issuable pursuant to grants of any Award, and the nature of any such restrictions or limitations, any acceleration of exercisability or vesting, or waiver of termination regarding any Award, based on such factors as the Plan Administrator may determine.

In addition, the Plan Administrator interprets the Stock Incentive Plan and may adopt guidelines and other rules and regulations relating to the Stock Incentive Plan and make all other determinations and take all other actions necessary or advisable for the implementation and administration of the Stock Incentive Plan.

Eligibility

All directors, employees and consultants are eligible to participate in the Stock Incentive Plan. The extent to which any such individual is entitled to receive a grant of an Award pursuant to the Stock Incentive Plan will be determined in the sole and absolute discretion of the Plan Administrator.

Types of Awards

Awards of Options, RSUs, Restricted Shares, PSUs and DSUs may be made under the Stock Incentive Plan. All of the Awards described below are subject to the conditions, limitations, restrictions, exercise price, vesting, settlement and forfeiture provisions determined by the Plan Administrator, in its sole discretion, subject to such limitations provided in the Stock Incentive Plan and will generally be evidenced by an Award agreement. In addition, subject to the limitations provided in the Stock Incentive Plan and in accordance with applicable law, the Plan Administrator may accelerate or defer the vesting or payment of Awards, cancel or modify outstanding Awards and waive any condition imposed with respect to Awards or common shares issued pursuant to Awards.

Options

An Option entitles a holder thereof to purchase a prescribed number of Common Shares at an exercise price set at the time of the grant. The Plan Administrator will establish the exercise price at the time each Option is granted. Except as otherwise determined by the Plan Administrator and specified in an Award agreement, exercise price of an Option granted under the Stock Incentive Plan will not be less than the greater of the closing market price of the Common Shares on (i) the trading day prior to the date of grant of the Option or (ii) the date of grant of the Option. Subject to any accelerated termination as set forth in the Stock Incentive Plan, each Option expires on its respective expiry date. The Plan Administrator will have the authority to determine the vesting terms applicable to grants of Options. Once an Option becomes vested, it shall remain vested and shall be exercisable until expiration or termination of the Option, unless otherwise specified by the Plan Administrator, or as otherwise set forth in any written employment agreement, Award agreement or other written agreement between the Company or a subsidiary of the Company and the participant. The Plan Administrator has the right to accelerate the date upon which any Option becomes exercisable. The Plan Administrator may provide at the time of granting an Option that the exercise of that Option is subject to restrictions, in addition to those specified in the Stock Incentive Plan, such as vesting conditions relating to the attainment of specified performance goals.

Unless otherwise specified by the Plan Administrator at the time of granting an Option and set forth in the particular Award agreement, an exercise notice must be accompanied by payment of the exercise price. A participant may, in lieu of exercising an Option pursuant to an exercise notice, elect to surrender such Option to the Company (a “Cashless Exercise”) in consideration for an amount from the Company equal to (i) the closing market price of the Common Shares issuable on the exercise of such Option (or portion thereof) as of the date such Option (or portion thereof) is exercised, less (ii) the aggregate exercise price of the Option (or portion thereof) surrendered relating to such Common Shares (the “In-the-Money Amount”), by written notice to the Company indicating the number of Options such participant wishes to exercise using the Cashless Exercise, and such other information that the Company may require. Subject to the provisions of the Stock Incentive Plan, the Company will satisfy payment of the In-the-Money Amount by delivering to the participant such number of Common Shares having a fair market value equal to the In-the-Money Amount.

Restricted Share Units

A RSU is a unit equivalent in value to a Common Shares credited by means of a bookkeeping entry in the books of the Company which entitles the holder to receive one Common Shares (or the value thereof) for each RSU after a specified vesting period. The Plan Administrator may, from time to time, subject to the provisions of the Stock Incentive Plan and such other terms and conditions as the Plan Administrator may prescribe, grant RSUs to any participant in respect of a bonus or similar payment in respect of services rendered by the applicable participant in a taxation year.

The number of RSUs (including fractional RSUs) granted at any particular time under the Stock Incentive Plan will be calculated by dividing: (a) the amount that is to be paid in RSUs, as determined by the Plan Administrator; by (b) the greater of (i) the market price of a Common Shares on the date of grant and (ii) such amount as determined by the Plan Administrator in its sole discretion.

The Plan Administrator shall have the authority to determine the settlement and any vesting terms applicable to the grant of RSUs, provided that the terms applicable to RSUs granted to U.S. taxpayers comply with Section 409A of the Code, to the extent applicable.

Upon settlement, holders will redeem each vested RSU for one fully paid and non-assessable Common Shares in respect of each vested RSU.

Restricted Shares

The Plan Administrator may, from time to time, subject to the provisions of the Stock Incentive Plan and such other terms and conditions as the Plan Administrator may prescribe, grant Restricted Shares to any participant. Restricted Shares shall be subject to such restrictions on transferability, risk of forfeiture and other restrictions, if any, as the Plan Administrator may impose, which restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such installments or otherwise, as the Plan Administrator may determine at the date of grant or thereafter. During the restricted period applicable to a Restricted Share, the Restricted Share may not be sold, transferred, pledged, hypothecated, margined or otherwise encumbered by the participant.

As a condition to the grant of an Award of Restricted Shares, the Plan Administrator may allow a participant to elect, or may require, that any cash dividends paid on a Restricted Share be automatically reinvested in additional Restricted Shares, applied to the purchase of additional Awards under this Plan or deferred without interest to the date of vesting of the associated Award of Restricted Shares; provided, that, to the extent applicable, any such election is intended to comply with Section 409A. Unless otherwise determined by the Plan Administrator and specified in the applicable Award Agreement, Common Shares distributed in connection with a share split or share dividend, and other property (other than cash) distributed as a dividend, will be subject to restrictions and a risk of forfeiture to the same extent as the Restricted Share with respect to which such share or other property has been distributed.

Performance Share Units

A PSU is a unit equivalent in value to a Common Shares credited by means of a bookkeeping entry in the books of the Company which entitles the holder to receive one Common Shares for each PSU after specific performance-based vesting criteria determined by the Plan Administrator, in its sole discretion, have been satisfied. The Plan Administrator may, from time to time, subject to the provisions of the Stock Incentive Plan and such other terms and conditions as the Plan Administrator may prescribe, grant PSUs to any participant in respect of services rendered by the applicable participant in a tax year. The performance goals to be achieved during any performance period, the length of any performance period, the amount of any PSUs granted, the effect of termination of a participant’s service and the settlement terms pursuant to any PSU will be determined by the Plan Administrator and by the other terms and conditions of any PSU, all as set forth in the applicable Award agreement.

The Plan Administrator shall have the authority to determine the settlement and any vesting terms applicable to the grant of PSUs, provided that the terms applicable to PSUs granted to U.S. taxpayers comply with Section 409A of the Code, to the extent applicable. Upon settlement, holders will redeem each vested PSU for one fully paid and non-assessable Common Share in respect of each vested PSU.

Deferred Share Units

A DSU is a unit equivalent in value to a Common Shares credited by means of a bookkeeping entry in the books of the Company which entitles the holder to receive one Common Share (or, at the election of the holder and subject to the approval of the Plan Administrator, the cash value thereof) for each DSU on a future date. The Board may fix from time to time a portion of the total compensation (including annual retainer) paid by the Company to a director in a calendar year for service on the Board (the “Director Fees”) that are to be payable in the form of DSUs. In addition, each director is given, subject to the provisions of the Stock Incentive Plan, the right to elect to receive a portion of the cash Director Fees owing to them in the form of DSUs.

Except as otherwise determined by the Plan Administrator or as set forth in the particular Award agreement, DSUs shall vest immediately upon grant. The number of DSUs (including fractional DSUs) granted at any particular time will be calculated by dividing: (a) the amount of Director Fees that are to be paid in DSUs, as determined by the Plan Administrator; by (b) the market price of a Common Share on the date of grant. Upon settlement, holders will redeem each vested DSU for: (a) one fully paid and non-assessable Common Share in respect of each vested DSU, or (b) at the election of the holder and subject to the approval of the Plan Administrator, a cash payment on the date of settlement. Any cash payments made under the Stock Incentive Plan by the Company to a participant in respect of DSUs to be redeemed for cash shall be calculated by multiplying the number of DSUs to be redeemed for cash by the market price per Common Share as at the settlement date.

Dividend Equivalents

Except as otherwise determined by the Plan Administrator or as set forth in the particular Award agreement, RSUs, PSUs and DSUs shall be credited with dividend equivalents in the form of additional RSUs, PSUs and DSUs, as applicable, as of each dividend payment date in respect of which normal cash dividends are paid on Common Shares. Dividend equivalents shall vest in proportion to, and settle in the same manner as, the Awards to which they relate. Such dividend equivalents shall be computed by dividing: (a) the amount obtained by multiplying the amount of the dividend declared and paid per Common Share by the number of RSUs, PSUs and DSUs, as applicable, held by the participant on the record date for the payment of such dividend; by (b) the market price at the close of the first business day immediately following the dividend record date, with fractions computed to three decimal places.

Black-out Periods

In the event an Award expires, at a time when a scheduled blackout is in place or an undisclosed material change or material fact in the affairs of the Company exists, the expiry of such Award will be the date that is ten business days after which such scheduled blackout terminates or there is no longer such undisclosed material change or material fact.

Term

No Awards may be granted under the Stock Incentive Plan on or after the tenth anniversary of the Stock Incentive Plan.

While the Stock Incentive Plan does not stipulate a specific term for Awards granted thereunder, as discussed below, Awards may not expire beyond 10 years from its date of grant, except where shareholder approval is received or where an expiry date would have fallen within a blackout period of the Company. All Awards must vest and settle in accordance with the provisions of the Stock Incentive Plan and any applicable Award agreement, and which Award agreement may include an expiry date for a specific Award.

Termination of Employment or Services

The following describes the impact of certain events upon the participants under the Stock Incentive Plan, including termination for cause, resignation, termination without cause, disability, death or retirement, subject, in each case, to the terms of a participant’s applicable employment agreement, Award agreement or other written agreement:

(a)	Termination for Cause or upon Termination: Any Option or other Award held by the participant that has not been exercised, surrendered or settled as of the termination date (as defined in the Stock Incentive Plan) shall be immediately forfeited and cancelled as of the termination date;

(b)	Termination without Cause: A portion of any unvested Options or other Awards shall immediately vest, such portion to be equal to the number of unvested Options or other Awards held by the participant as of the termination date multiplied by a fraction the numerator of which is the number of days between the date of grant and the termination date and the denominator of which is the number of days between the date of grant and the date any unvested Options or other Awards were originally scheduled to vest. Any vested Options may be exercised by the participant at any time during the period that terminates on the earlier of: (a) the expiry date of such Option; and (b) the date that is 90 days after the termination date. If an Option remains unexercised upon the earlier of (a) or (b), the Option shall be immediately forfeited and cancelled for no consideration upon the termination of such period. In the case of a vested Award other than an Option, such Award will be settled within 90 days after the termination date;

(c)	Disability: A portion of any unvested Options or other Awards shall immediately vest, such portion to be equal to the number of unvested Options or other Awards held by the participant as of the termination date multiplied by a fraction the numerator of which is the number of days between the date of grant and the termination date and the denominator of which is the number of days between the date of grant and the date any unvested Options or other Awards were originally scheduled to vest. Any vested Option may be exercised by the participant at any time until the expiry date of such Option. Any vested Option may be exercised by the participant at any time until the expiry date of such Option. Any vested Award other than an Option will be settled within 90 days after the termination date;

(d)	Death: A portion of any unvested Options or other Awards shall immediately vest, such portion to be equal to the number of unvested Options or other Awards held by the participant as of the termination date multiplied by a fraction the numerator of which is the number of days between the date of grant and the termination date and the denominator of which is the number of days between the date of grant and the date any unvested Options or other Awards were originally scheduled to vest. Any vested Option may be exercised by the participant’s beneficiary or legal representative (as applicable) at any time during the period that terminates on the earlier of: (a) the expiry date of such Option; and (b) the first anniversary of the date of the death of such participant. If an Option remains unexercised upon the earlier of (a) or (b), the Option shall be immediately forfeited and cancelled for no consideration upon the termination of such period. In the case of a vested Award other than an Option, such Award will be settled with the participant’s beneficiary or legal representative (as applicable) within 90 days after the date of the Participant’s death; and

(e)	Retirement: A portion of any unvested Options or other Awards shall immediately vest, such portion to be equal to the number of unvested Options or other Awards held by the participant as of the termination date multiplied by a fraction the numerator of which is the number of days between the date of grant and the termination date and the denominator of which is the number of days between the date of grant and the date any unvested Options or other Awards were originally scheduled to vest. Any vested Option may be exercised by the participant at any time during the period that terminates on the earlier of: (a) the expiry date of such Option; and (b) the third anniversary of the participant’s date of retirement. If an Option remains unexercised upon the earlier of (a) or (b), the Option shall be immediately forfeited and cancelled for no consideration upon the termination of such period. In the case of a vested Award other than an Option, such Award will be settled within 90 days after the participant’s retirement. Notwithstanding the foregoing, if, following his or her retirement, the participant commences on the Commencement Date (as defined in the Stock Incentive Plan) employment, consulting or acting as a director of the Company or any of its subsidiaries (or in an analogous capacity) or otherwise as a service provider to any person that carries on or proposes to carry on a business competitive with the Company or any of its subsidiaries, any Option or other Award held by the participant that has not been exercised or settled as of the commencement date shall be immediately forfeited and cancelled as of the Commencement Date.

Change in Control

Under the Stock Incentive Plan, except as may be set forth in an employment agreement, Award agreement or other written agreement between the Company or a subsidiary of the Company and a participant:

(a)	the Plan Administrator may, without the consent of any participant, take such steps as it deems necessary or desirable, including to cause: (i) the conversion or exchange of any outstanding Awards into or for rights or other securities of substantially equivalent value, as determined by the Plan Administrator in its discretion, in any entity participating in or resulting from a Change in Control (as defined below); (ii) outstanding Awards to vest and become exercisable, realizable or payable, or restrictions applicable to an Award to lapse, in whole or in part prior to or upon consummation of a Change in Control, and, to the extent the Plan Administrator determines, terminate upon or immediately prior to the effectiveness of such Change in Control; (iii) the termination of an Award in exchange for an amount of cash and/or property, if any, equal to the amount that would have been attained upon the exercise or settlement of such Award or realization of the participant’s rights as of the date of the occurrence of the transaction; (iv) the replacement of such Award with other rights or property selected by the Board in its sole discretion where such replacement would not adversely affect the holder; or (v) any combination of the foregoing; provided that: (A) in taking any of the foregoing actions, the Plan Administrator will not be required to treat all Awards similarly in the transaction; and (B) in the case of Options, RSUs and PSUs held by a Canadian taxpayer, the Plan Administrator may not cause the Canadian taxpayer to receive any property in connection with a Change in Control other than rights to acquire shares of a corporation or units of a “mutual fund trust” (as defined in the Income Tax Act (Canada) (the “Tax Act”)) of the Company or a “qualifying person” (as defined in the Tax Act) that does not deal at arm’s length (for purposes of the Tax Act) with the Company, as applicable, at the time such rights are issued or granted;

(b)	if within 12 months following the completion of a transaction resulting in a Change in Control (as defined below), a participant’s employment, consultancy or directorship is terminated by the Company or a subsidiary of the Company without Cause (as defined in the Stock Incentive Plan), without any action by the Plan Administrator:

(i)	any unvested Awards held by the participant at the termination date shall immediately vest; and

(ii)	any vested Awards may be exercised, surrendered to the Company, or settled by the participant at any time during the period that terminates on the earlier of: (i) the expiry date of such Award; and (ii) the date that is 90 days after the termination date. Any Award that has not been exercised, surrendered or settled at the end of such period being immediately forfeited and cancelled; and

(c)	unless otherwise determined by the Plan Administrator, if, as a result of a Change in Control, the common shares will cease trading on Nasdaq, the Company may terminate all of the Awards (other than an Option, RSU or PSU held by a participant that is a resident of Canada for the purposes of the TaxAct) at the time of and subject to the completion of the Change in Control transaction by paying to each holder at or within a reasonable period of time following completion of such Change in Control transaction an amount for each Award equal to the fair market value of the Award held by such participant as determined by the Plan Administrator, acting reasonably, provided that any vested Awards granted to U.S. taxpayers will be settled within 90 days of the Change in Control.

Subject to certain exceptions, a “Change in Control” includes: (i) any transaction pursuant to which a person or group acquires more than 50% of the outstanding common shares (assuming conversion of the other shares); (ii) the sale of all or substantially all of the Company’s assets; (iii) the dissolution or liquidation of the Company; (iv) the acquisition of the Company via consolidation, merger, exchange of securities, purchase of assets, amalgamation, statutory arrangement or otherwise; (v) individuals who comprise the Board at the last annual meeting of shareholders (the “Incumbent Board”) cease to constitute at least a majority of the Board, unless the election, or nomination for election by the shareholders, of any new director was approved by a vote of at least a majority of the Incumbent Board, in which case such new director shall be considered as a member of the Incumbent Board; or (vi) any other event which the Board determines to constitute a change in control of the Company.

Non-Transferability of Awards

Except as permitted by the Plan Administrator and to the extent that certain rights may pass to a beneficiary or legal representative upon death of a participant, by will or as required by law, no assignment or transfer of Awards, whether voluntary, involuntary, by operation of law or otherwise, vests any interest or right in such Awards whatsoever in any assignee or transferee and immediately upon any assignment or transfer, or any attempt to make the same, such Awards will terminate and be of no further force or effect. To the extent that certain rights to exercise any portion of an outstanding Award pass to a beneficiary or legal representative upon the death of a participant, the period in which such Award can be exercised by such beneficiary or legal representative shall not exceed one year from the participant’s death.

Amendments to the Stock Incentive Plan

The Plan Administrator may also from time to time, without notice and without approval of the holders of Common Shares, amend, modify, change, suspend or terminate the Stock Incentive Plan or any Awards granted pursuant thereto as it, in its discretion, determines appropriate, provided that: (a) no such amendment, modification, change, suspension or termination of the Stock Incentive Plan or any Award granted pursuant thereto may materially impair any rights of a participant or materially increase any obligations of a participant under the Stock Incentive Plan without the consent of such participant, unless the Plan Administrator determines such adjustment is required or desirable in order to comply with any applicable securities laws or stock exchange requirements; and (b) any amendment that would cause an Award held by a U.S. Taxpayer to be subject to the income inclusion under Section 409A of the Code shall be null and void ab initio.

Notwithstanding the above, the approval of shareholders is required to effect any of the following amendments to the Stock Incentive Plan:

(a)	increasing the number of Common Shares reserved for issuance under the Stock Incentive Plan, except pursuant to the provisions in the Stock Incentive Plan which permit the Plan Administrator to make equitable adjustments in the event of transactions affecting the Company or its capital;

(b)	extending the term of an Option award beyond the original expiry date (except where an expiry date would have fallen within a blackout period applicable to the participant or within ten business days following the expiry of such a blackout period);

(c)	extending the term of an Option award beyond the original expiry date (except where an expiry date would have fallen within a blackout period applicable to the participant or within ten business days following the expiry of such a blackout period);

(d)	permitting an Option award to be exercisable beyond ten years from its date of grant (except where an expiry date would have fallen within a blackout period);

(e)	increasing or removing the limits on the participation of directors;

(f)	permitting Awards to be transferred to a person;

(g)	changing the eligible participants; and

(h)	deleting or reducing the range of amendments which require approval of the shareholders.

Except for the items listed above, amendments to the Stock Incentive Plan will not require shareholder approval. Such amendments include (but are not limited to): (a) amending the general vesting provisions of an Award; (b) amending the provisions for early termination of Awards in connection with a termination of employment or service; (c) adding covenants of the Company for the protection of the participants; (d) amendments that are desirable as a result of changes in law in any jurisdiction where a participant resides; and (e) curing or correcting any ambiguity or defect or inconsistent provision or clerical omission or mistake or manifest error. Further, the Plan Administrator retains discretion under the Stock Incentive Plan to reprice out-of-the-money Options without obtaining shareholder approve.

Anti-Hedging Policy

Participants are restricted from purchasing financial instruments such as prepaid variable forward contracts, equity swaps, collars, or units of exchange funds that are designed to hedge or offset a decrease in market value of Awards granted to them.

Policies and Practices for Granting Option Awards

The Company has not granted any new Option awards since becoming a reporting company, other than the replacement options issued to option holders of Damon Motors pursuant to the plan of arrangement between the Company and Damon Motors. The Compensation Committee does not plan to take material non-public information into account when determining the timing and terms of option Awards, and the Company does not plan to time the disclosure of such material non-public information for purposes of affecting the exercise price of the Options or the value of executive compensation. In addition, the Company does not plan to grant Options during the four business days prior to or the one business day following the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a Form 8-K that discloses material non-public information.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2025 regarding the common shares to be issued upon exercise of outstanding options or available for issuance under equity compensation plans and other compensation arrangements that were (i) adopted by our security holders and (ii) were not approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	5,781	(1)	$186.74	13,282,097	(2)
Equity compensation plans not approved by security holders	-		$-	-
Total	5,781		$186.74	13,282,097

(1)	Represents 5,781 common shares that may be issued pursuant to outstanding stock options granted under the Stock Incentive Plan.

(2)	Represents 13,282,097 common shares available for future issuance in connection with equity award grants under the Stock Incentive Plan.

Director Compensation

The following table provides summary information regarding the compensation awarded to, earned by, or paid to our directors for the year ended June 30, 2025, excluding our current CEO, Dominique Kwong, and our former CEOs, Nadir Ali and Jay Giraud, whose aggregate compensation information is disclosed above.

	Fees Earned or paid in cash	Stock awards	Option awards	Non-equity Incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Current Non-Executive Directors:
Karan Sodhi(1)	39,796	-	-	-	-	-	39,796
Shashi Tripathi(1)	52,500	-	-	-	-	-	52,500
Melanie Figueroa(1) (2)	227,500	-	-	175,000	-	-	402,500

(1)	Serving as directors since the closing of the Business Combination on November 13, 2024.

(2)	Includes consulting services fee of $190,000 pursuant to the Figueroa Consulting Agreement and $175,000 fee upon closing the Business Combination.

Subsequent to the closing of the Business Combination, the Board and the Compensation Committee approved the payment of the following compensation to its non-executive directors:

●	$60,000 annual base retainer per director;

●	$25,000 additional annual retainer payable to the director serving as lead director;

●	$20,000 additional annual retainer payable to each director serving as chair of a committee of the Board

Consulting Agreement

The following summarizes the terms of the consulting agreements the Company has entered into with its director Melanie Figueroa.

Melanie Figueroa Consulting Agreement

Pursuant to the terms of a consulting agreement, dated September 25, 2024 (the “Figueroa Consulting Agreement”), the Company agreed to pay Ms. Figueroa, a fee of $15,000 per month for services rendered to the Company since April 1, 2024 until the end of the month of the closing of the Business Combination. In connection with the terms of the Figueroa Consulting Agreement, Ms. Figueroa will advise on public company reporting and compliance matters, business development, growth strategies and other operational matters as requested. As compensation under the Figueroa Consulting Agreement, Ms. Figueroa is entitled to a fee of $175,000 upon closing the Business Combination and her monthly fee will increase to $29,167 per month beginning on the first of each month following the closing of the Business Combination through the remainder of the term of the agreement.

Unless otherwise terminated earlier pursuant to the Figueroa Consulting Agreement, the agreement will continue for a period of six months following the closing of the Business Combination which may be extended for additional terms, upon mutual consent. The Company has the right to terminate the Figueroa Consulting Agreement with 30 days’ notice; however, if it is terminated by the Company prior to the Figueroa Guaranteed Period for any reason other than the gross negligence, recklessness or willful misconduct of Ms. Figueroa, the monthly fee will continue to be paid for the remainder of the Figueroa Guaranteed Period. Ms. Figueroa has the right to terminate the Figueroa Consulting Agreement with 30 days’ notice for specified reasons, including the Company’s failure to make timely payments, gross negligence, recklessness, willful misconduct, or the filing of bankruptcy by the Company. In such cases, the monthly fee for the remainder of the Figueroa Guaranteed Period will continue to be paid.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 29, 2025, regarding the beneficial ownership of our common shares by the following persons:

●	our Named Executive Officers;

●	each director;

●	all of our current executive officers and directors as a group; and

●	each person or entity who, to our knowledge, owns more than 5% of our common shares.

Except as indicated in the footnotes to the following table, subject to applicable community property laws, each shareholder named in the table has sole voting and investment power. Unless otherwise indicated, the address for each shareholder listed is c/o Damon Inc., 4601 Canada Way, Suite #402, Burnaby, British Columbia, V5G 4X3. Common shares subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of September 29, 2025, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the shareholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other shareholder. The information provided in the following table is based on our records, information filed with the SEC, and information furnished by our shareholders.

	Amount and
	nature of
	beneficial	Percent
Name of Beneficial Owner	ownership	of Class(1)
Named Executive Officers (Also Current Officers) and Directors
Dominique Kwong	5,991	*
Baljinder Bhullar	-	-
Karan Sodhi	-	-
Shahsi Tripathi(2)	529	*
Melanie Figueroa(3)	2,538	*
All current executive officers and directors as a group (5 persons)	9,058	*
Nadir Ali - former chief executive officer	1,138	*
Jay Giraud - former chief executive officer	11,129	*
Derek Dorresteyn – former chief technology officer	-	-
More than 5% shareholders
Streeterville Capital LLC(4)	1,958,421	9.99%
Maxim Partners LLC	985,876	5.03%

*	Represents beneficial ownership of less than 1%.

(1)	Based on 19,603,815 shares outstanding as of September 29, 2025.

(2)	According to the Form 4 filed with the SEC on November 15, 2024, this represents (i) 234 common shares held by Nurture Growth Fund, LP, (ii) 256 common shares of Damon underlying private warrants, which were distributed to Nurture Growth Fund, LP in connection with the closing of the Business Combination, (iii) 19 common shares held by Nurture Group Ventures LLC, and (iv) 20 common shares of Damon underlying private warrants, which were distributed to Nurture Group ventures LLC in connection with the closing of the Business Combination. Mr. Tripathi is the managing partner/member of Nurture Growth Fund, LP and Nurture Group Ventures LLC and may be deemed to control and have voting and investment power over these securities.

(3)	Includes 506 common shares that are held by the Grafiti Holding Inc. Liquidating Trust, resulting from the rounding down of fractional shares pursuant to the spin-off distribution. Ms. Figueroa is the sole trustee of the trust and maintains limited voting and dispositive power over the shares held by the trust pursuant to the Liquidating Trust Agreement dated December 27, 2023, and may be deemed to control and have voting and investment power over these shares.

(4)	Streeterville has rights under pre-paid purchases pursuant to the December 2024 SPA to own an aggregate number of the Company’s common shares which, except for a contractual cap on the amount of outstanding shares that Streeterville may own, would exceed such a cap. Additionally, Streeterville has rights to convert the Streeterville June 2024 Note to up to approximately 52,615,320 common shares, subject to a contractual cap on the amount of outstanding shares Streeterville may own. Streeterville’s current ownership cap under these agreements is 9.99%. Thus, the number of Common Shares beneficially owned by Streeterville as of the September 29, 2025 was 1,958,421 shares, which is 9.99% of the 19,603,815 shares outstanding as of September 29, 2025. John M Fife has voting and dispositive power over securities held by Streeterville. The business address of Streeterville is 297 Auto Mall Drive #4, St. George, Utah 84770.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements with directors and executive officers described under Item 11. Executive Compensation in this report, the following is a description of each transaction since our incorporation, and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds or will exceed the lesser of $120,000 and 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

The Company has policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its audit committee charter, the audit committee has the responsibility to review related party transactions.

Certain Relationships and Related Party Transactions

Agreements Entered into by Grafiti Limited or Grafiti Holdings in connection with the SAVES Business

Grafiti Limited is a primary distributor in the UK and Western European region of the SAVES products. Historically, Grafiti UK relied on advances from the Parent, as its parent to satisfy expenses. The expenses incurred that were settled by the Parent consisted of salaries and benefits to certain employees of the Parent that provided services for the company. In addition, Grafiti Limited recorded cost of sales for the purchase of the SAVES software from the Parent at market value based on the price that the Parent would charge third parties for the purchase of its software with industry consistent margins.

In connection with the Solutions Divestiture, the Parent contributed the License, along with other assets and businesses, to Grafiti LLC, then a wholly-owned subsidiary of the Parent. As reported in the current report on Form 8-K filed by the Parent on February 23, 2024, the Parent sold 100% of the equity interest in Grafiti LLC to an entity controlled by Nadir Ali, our former Chief Executive Officer and sole director prior to the closing of the Business Combination, who also owned more than 5% of Grafiti Holding common shares immediately prior to the closing of the Business Combination. The Company has entered into a Distributor Agreement and an Administrative Support Service Agreement with Grafiti LLC. See the description of the terms of these agreements in Item 1. Business under “License, Distribution and Administrative Service Arrangements with Grafiti LLC”.

Agreement Entered into by Grafiti Holding in connection with the Spinoff

Separation and Distribution Agreement

On October 23, 2023, the Parent and the Company entered into a Separation and Distribution Agreement, pursuant to which all of the outstanding shares of Grafiti Limited, were transferred to the Company, such that on December 26, 2023, Grafiti Limited became a wholly-owned subsidiary of Grafiti (the “reorganization”). Following the reorganization, and in connection with the spin-off of the Company from Parent, on December 27, 2023 (the “record date”), all of the outstanding common shares of the Company held by the Parent (the “Trust Shares”) were transferred to the Grafiti Holding Inc. Liquidating Trust (the “Trust”), to be held for the benefit of holders of the Parent’s common stock, preferred stock and those outstanding warrants that are contractually entitled to participate in the distribution of the Trust Shares, on a pro rata basis as of the record date (collectively, the “participating Parent securityholders”). On November 12, 2024 (the “distribution date”), the Trust Shares were delivered to the participating Parent securityholders, on a pro rata basis at a ratio of 1 Trust Share for every 50 shares of common stock the Parent held by the participating Parent securityholders, with all fractional shares being rounded up, resulting in the distribution of an aggregate of 3,536,746 Trust Shares to participating Parent securityholders.

Liquidating Trust Agreement

On December 27, 2023, Grafiti Holding, the Parent and the initial trustee of the trust have entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”), pursuant to which the Parent distributed the Grafiti Holding common shares owned by the Parent to the trust as of the record date and the trust will deliver the Grafiti Holding common shares to the beneficiaries promptly following the effective date. If the distribution is not consummated prior to the second anniversary of the date of the Liquidating Trust Agreement, the trustee(s) of the trust will be empowered to liquidate the Grafiti Holding common shares held by the trust and distribute the proceeds thereof to the participating securityholders as beneficiaries.

Agreements Entered into by Grafiti Holding in connection with Consulting Services

Prior to the closing of the Business Combination, the Company paid Melanie Figueroa US$15,000 a month for advisory services with respect to her knowledge and expertise related to Company’s public company reporting and compliance matters and corporate business development and growth strategies. Ms. Figueroa is the trustee of the Grafiti Holding Inc. Liquidating Trust and also individually owned more than 5% of the outstanding common shares immediately prior to the closing of the Business Combination. Grafiti Holding has entered into a consulting agreement on September 25, 2024 with Ms. Figueroa. See the description of the terms of the agreement in Item 11. Executive Compensation under “Melanie Figueroa Consulting Agreement.”

Additionally, Grafiti Holding has entered into a consulting agreement on September 25, 2024 with Ms. Wendy Loundermon, who owned more than 5% of the outstanding common shares immediately prior to the closing of the Business Combination. Pursuant to this agreement, Grafiti Holding has agreed to pay a fee of $10,000 per month for services rendered to the Company since April 1, 2024 until the closing of the Business Combination pursuant to which Ms. Loundermon is providing advisory services in connection with the transition of the Company’s financial reporting function to ensure continuity of business operations following the Closing.

As compensation under the Consulting Agreement, Grafiti Holding will pay Ms. Loundermon a fee of $150,000 upon closing the Business Combination and her monthly fee will increase to $25,000 per month beginning on the first of each month following the closing of the Business Combination through the remainder of the term of the agreement.

Unless otherwise terminated earlier pursuant to the Consulting Agreement, the agreement will continue for a period of six months following the closing of the Business Combination. Grafiti Holding will have the right to terminate the Consulting Agreement with 30 days’ notice; however, if it is terminated by Grafiti Holding prior to the six month anniversary of the closing of the Business Combination (the “Loundermon Guaranteed Period”) for any reason other than the gross negligence, recklessness or willful misconduct of Ms. Loundermon, the monthly fee will continue to be paid for the remainder of the Loundermon Guaranteed Period. Mrs. Loundermon will have the right to terminate the Consulting Agreement with 30 days’ notice for specified reasons, including Grafiti Holding’s failure to make timely payments, gross negligence, recklessness, willful misconduct, or the filing of bankruptcy by Grafiti Holding. In such cases, the monthly fee for the remainder of the Loundermon Guaranteed Period will continue to be paid.

Agreements Entered by Damon with Former CEO and Chairman of Board

Upon the closing of the Business Combination, Damon Jay Giraud was appointed as CEO, President and Executive Chairman of the Board. Pursuant to the Plan of Arrangement and the BCBCA, as contemplated in the Business Combination Agreement, Mr. Giraud received 1,391,181 multiple voting shares of the Company (the “Multiple Voting Shares”), which were the only multiple voting shares issued by the Company. On December 4, 2024, Mr. Giraud resigned from all positions as a director and officer of the Company and its subsidiaries. In accordance with the terms of the Founder Agreement between Mr. Giraud and the Company, all 1,391,181 Multiple Voting Shares held by Mr. Giraud and his controlled entity were converted into common shares on a one-for-one basis. Summarized below are the Coattail Agreement and the Founder Agreement Damon entered into with Mr. Giraud upon the Closing.

Coattail Agreement and Founder Agreement

In connection with the issuance of 1,391,181 Multiple Voting Shares to Mr. Giraud on the closing of the Business Combination, the Company and Mr. Giraud entered into a coattail agreement among Mr. Giraud, the Company and a trustee (the “Coattail Agreement”), and a founder agreement between Mr. Giraud and the Company (the “Founder Agreement”).

Under the Coattail Agreement, any sale of Multiple Voting Shares (other than a transfer to a pledgee as security) by a holder of Multiple Voting Shares party to the Coattail Agreement will be conditional upon the transferee becoming a party to the Coattail Agreement, to the extent such transferred Multiple Voting Shares are not automatically converted into common shares in accordance with the Articles.

The Coattail Agreement contains provisions for authorizing action by the trustee to enforce the rights under the Coattail Agreement on behalf of the holders of the common shares. The obligation of the trustee to take such action will be conditional on the combined company or holders of the common shares providing such funds and indemnity as the trustee may reasonably require. No holder of common shares will have the right, other than through the trustee, to institute any action or proceeding or to exercise any other remedy to enforce any rights arising under the Coattail Agreement unless the trustee fails to act on a request authorized by holders of not less than 10% of the outstanding common shares and reasonable funds and indemnity have been provided to the trustee.

Other than in respect of non-material amendments and waivers that do not adversely affect the interests of holders of common shares, the Coattail Agreement provides that, among other things, it may not be amended, and no provision thereof may be waived, unless, prior to giving effect to such amendment or waiver, the following have been obtained: (a) the consent of any applicable securities regulatory authority in Canada or the United States; and (b) the approval of at least two-thirds of the votes cast by holders of common shares represented at a meeting duly called for the purpose of considering such amendment or waiver, excluding votes attached to common shares held by the holder of Multiple Voting Shares or their affiliates and related parties and any persons who have an agreement to purchase Multiple Voting Shares on terms which would constitute a sale or disposition for purposes of the Coattail Agreement, other than as permitted thereby. Non-material amendments and waivers that do not adversely affect the interests of holders of common shares shall be subject to the approval of any applicable exchange on which the common shares trade but shall not require approval of holders of common shares.

The Coattail Agreement provides that, in the event that a lender transfers or takes beneficial ownership of Multiple Voting Shares pursuant to an enforcement by a lender of a pledge of, or other security interest in, such Multiple Voting Shares, the applicable Multiple Voting Shares will automatically be converted into common shares pursuant to the Articles such that, as a result of such enforcement, the applicable lender does not hold Multiple Voting Shares. Any

Multiple Voting Share held by a lender pursuant to a pledge or other grant of a security interest shall be deemed to continue to be held by Jay Giraud so long as the lender has not transferred or taken beneficial ownership of such Multiple Voting Share pursuant to an enforcement by the lender of a pledge of, or other security interest in, such Multiple Voting Shares. A lender will have no rights as a shareholder until the occurrence of an event of default under the loan agreement.

No provision of the Coattail Agreement will limit the rights of any holders of common shares under applicable law.

Under the Founder Agreement, Mr. Giraud shall not be entitled to transfer any of the Multiple Voting Shares to permitted transferees. Jay Giraud also agreed to convert his Multiple Voting Shares into common shares upon:

●	The shipment of 1,000 motorcycles to customers by the combined company; and

●	Jay Giraud ceasing to be an executive officer of the Company due to his voluntary resignation as both a director and an officer of the combined company, or his termination as an executive officer for cause (which termination has been confirmed by a court of competent jurisdiction, or in respect of which a claim is not brought within 90 days following such termination).

In addition, under the Founder Agreement, Mr. Giraud agreed that he will not vote or cause to be voted more than one-seventh of the number of Multiple Voting Shares that he owns, or over which he has voting control, in favor, against or withheld on a vote for the election or removal directors, except in the case of a vote for the election of directors proposed in any management information circular of the Company, in which case Mr. Giraud will be entitled to vote all Multiple Voting Shares held by him in favor of the slate of directors proposed in such management information circular.

Mr. Giraud resigned as an executive officer and director of the Company on December 4, 2024; accordingly, the Multiple Voting Shares that owned by him are deemed converted into an equivalent number of Common Shares as of such date.

Lock-Up Agreement

In connection with the execution of the Business Combination Agreement, Mr. Giraud executed a lock-up agreement to be subject to lock-up restrictions for the period from the closing of the Business Combination to 180 days after the closing, unless released earlier by the Company.

Indemnification Agreements Entered by Damon with Directors and Officers

The Company’s Articles contain provisions limiting the liability of directors and provide that the Company will indemnify each of its directors and officers to the fullest extent permitted under law. In addition, we have entered into an indemnification agreement with each of our directors, which requires us to indemnify them.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incurred the following fees for services rendered by CBIZ CPAs P.C. and Marcum LLP (collectively, “Auditors”), which have been the Company’s independent registered public accounting firms, for the fiscal years ended June 30, 2025 and 2024, respectively. On November 1, 2024, CBIZ CPAs P.C. acquired the attest business of Marcum LLP.

	2025	2024
Audit Fees(1)	$691,798	$297,670
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

(1)	Audit fees represent fees for professional services provided in connection with the audit of our Company’s annual consolidated financial statements included in this Annual Report on Form 10-K and review of our quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory or regulatory filings. Audit fees also include fees for professional services provided in connection with the audits of fiscal year 2024 financial statements.

(2)	For the year ended June 30, 2025, in addition to the above audit fees, Marcum LLP also billed audit fees of $77,569. For the year ended June 30, 2024, the above audit fees were all billed by Marcum LLP.

Audit Fees. The “Audit Fees” are the aggregate fees of Auditors attributable to professional services rendered for the audit of our annual financial statements in our annual reports on Form 10-K, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Auditors in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by Auditors for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. Auditors did not perform any audit-related services in fiscal years 2025 and 2024.

Tax Fees. Auditors did not perform any tax advice or planning services in fiscal years 2025 and 2024.

All Other Fees. Auditors did not perform any services for us or charge any fees other than the services described above in fiscal years 2025 and 2024.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of certain non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during fiscal year 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

The financial statements filed as part of this report are listed and indexed in the table of contents. Financial statement schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

15(a)(2) Financial Statement Schedules

Not applicable.

15(a)(3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a)(3) of Form 10-K.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

1.1	Underwriting Agreement, dated as of March 20, 2025, by and between Damon Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Damon Inc. on March 25, 2025)

2.1+	Separation Agreement, dated as of October 23, 2023, between Grafiti Holding Inc. and Inpixon (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Inpixon on October 23, 2023)

2.2+	Business Combination Agreement among Inpixon, Grafiti Holding Inc., 1444842 B.C. Ltd and Damon Motors, Inc., dated as of October 23, 2023 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Inpixon on October 23, 2023)

2.3	Amendment to Business Combination Agreement, dated as of June 18, 2024, among XTI Aerospace, Inc., Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by XTI Aerospace, Inc. on June 24, 2024)

2.4	Second Amendment to Business Combination Agreement, dated as of September 26, 2024, among XTI Aerospace, Inc., Grafiti Holding Inc., 1444842 B.C. Ltd. and Damon Motors Inc. (incorporated by reference to Exhibit 2.4 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on September 26, 2024)

3.1	Certificate of Incorporation, and Notice of Articles (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Registrant on December 18, 2024)

3.2	Articles (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 18, 2024)

4.1*	Description of Registrant’s Securities

4.2	Form of Warrant issued to former warrant holders of Damon Motors, Inc. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Registrant on November 18, 2024)

4.3	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on March 25, 2025)

4.4	Form of Warrant Agency Agreement for the Regulation A Offering (incorporated by reference to Exhibit 3.3 to the Offering Statement on Form 1-A filed by the Registrant on August 26, 2025)

4.5	Form of Warrant for the Regulation A Offering (incorporated by reference to Exhibit 3.4 to the Offering Statement on Form 1-A filed by the Registrant on August 26, 2025)

10.1	Liquidating Trust Agreement among Inpixon, Grafiti Holding Inc. and Melanie Figueroa, as initial trustee, dated as of December 27, 2023 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed by the Registrant on July 25, 2024)

10.2#	Grafiti Holding Inc. 2024 Stock Incentive Plan. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 filed by the Registrant on July 25, 2024)

10.3#	Form of Stock Option Agreement under Grafiti Holding Inc. 2024 Stock Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed by the Registrant on July 25, 2024)

10.4	Distributor Agreement, dated as of July 19, 2024, between Grafiti LLC and Grafiti Limited. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form 10 filed by the Registrant on July 25, 2024)

10.5	Administrative Support Service Agreement, dated as of July 19, 2024, between Grafiti LLC and Grafiti Limited. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form 10 filed by the Registrant on July 25, 2024)

10.6	Note Purchase Agreement, dated as of June 26, 2024, between Grafiti Holding Inc. and Streeterville Capital LLC. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed by the Registrant on July 25, 2024)

10.7	Secured Promissory Note, dated as of June 26, 2024, issued to Streeterville Capital LLC. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 filed by the Registrant on July 25, 2024)

10.8	Security Agreement, dated as of June 26, 2024, between Grafiti Holding Inc. and Streeterville Capital LLC. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 filed by the Registrant on July 25, 2024)

10.9	Guaranty, dated as of June 26, 2024, by Damon Motors, Inc. in favor of Streeterville Capital LLC. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed by the Registrant on July 25, 2024)

10.10	Guaranty, dated as of June 26, 2024, by Damon Motors Corporation in favor of Streeterville Capital LLC. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed by the Registrant on July 25, 2024)

10.11	Amendment No. 1, dated as of October 31, 2024, between Grafiti Holding Inc. and Streeterville Capital LLC. (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1/A filed by the Registrant on November 1, 2024)

10.12	Amendment to Security Agreement, dated as of November 13, 2024, between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 18, 2024)

10.13#	Executive Employment Agreement, dated September 12, 2023, between Damon Motors Inc. and Jay Giraud (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed by the Registrant on November 18, 2024)

10.14#	Employment Side Letter Agreement, dated October 17, 2024, between Damon Motors Inc. and Jay Giraud (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed by the Registrant on November 18, 2024)

10.15#	Executive Employment Agreement, dated January 12, 2024, between Damon Motors Inc. and Bal Bhullar (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed by the Registrant on November 18, 2024)

10.16#	Employment Side Letter Agreement, dated August 26, 2024, between Damon Motors Inc. and Bal Bhullar (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed by the Registrant on November 18, 2024)

10.17#	Executive Employment Agreement, dated June 13, 2024, between Damon Motors Inc. and Derek Dorresteyn (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed by the Registrant on November 18, 2024)

10.18#	Employment Side Letter Agreement, dated October 17, 2024, between Damon Motors Inc. and Derek Dorresteyn (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed by the Registrant on November 18, 2024)

10.19#	Executive Employment Agreement, dated July 11, 2022, between Damon Motors Inc. and Amber Spencer (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed by the Registrant on November 18, 2024)

10.20#	Interim Executive Employment Agreement, dated December 4, 2024, between Damon Motors Inc. and Dominique Kwong (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 10, 2024)

10.21#	Amendment to Interim Executive Employment Agreement, dated May 4, 2025, between Damon Inc. and Dominique Kwong (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on May 19, 2025)

10.22#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 10, 2024)

10.23+	Securities Purchase Agreement, dated December 20, 2024, between Damon Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 23, 2024)

10.24	Registration Rights Agreement, dated December 20, 2024, between Damon Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 23, 2024)

10.25	Consulting Agreement, dated as of September 25, 2024, between Grafiti Holding Inc. and Nadir Ali. (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on September 26, 2024)

10.26	Consulting Agreement, dated as of September 25, 2024, between Grafiti Holding Inc. and Melanie Figueroa. (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on September 26, 2024)

10.27	Consulting Agreement, dated as of September 25, 2024, between Grafiti Holding Inc. and Wendy Loundermon. (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on September 26, 2024)

10.28	Coattail Agreement, dated as of November 13, 2024, by and among Grafiti Holding Inc., Jay Giraud and Odyssey Trust Company (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed by the Registrant on November 18, 2024)

10.29	Founder Agreement, dated as of November 13, 2024, by and between Grafiti Holding Inc. and Jay Giraud (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed by the Registrant on November 18, 2024)

10.30	Amendment No. 2 to Secured Promissory Note, dated February 27, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 27, 2025)

10.31	Amendment No. 1 to Securities Purchase Agreement, dated February 27, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 27, 2025)

10.32	Technical Design Agreement, dated as of April 4, 2025, by and between Damon Inc. and Engines Engineering S.p.a. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 7, 2025)

10.33#	Executive Employment Services Agreement, dated July 16, 2025, by and between Damon Inc. and Dominque Kwong (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 17, 2025)

10.34#	Executive Employment Services Agreement, dated July 16, 2025, by and between Damon Inc. and Baljinder Bhullar (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on July 17, 2025)

10.35	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Offering Statement on Form 1-A/A filed by the Registrant on August 26, 2025)

16.1	Letter from Marcum LLP to the Securities and Exchange Commission, dated June 18, 2025 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed by the Registrant on June 18, 2025)

19.1*	Insider Trading Policy

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on September 26, 2024)

23.1*	Consent of CBIZ CPAs P.C.

23.2*	Consent of Marcum LLP

24.1*	Power of Attorney (included on the signature page)

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement between Damon Inc. and DealMaker Securities LLC, dated June 27, 2025 (incorporated by reference to Exhibit 6.33 to the Offering Statement on Form 1-A filed by the Registrant on July 22, 2025)

99.2	Form of Tri-Party Escrow Agreement between Damon Inc., DealMaker Securities LLC and Enterprise Bank & Trust (incorporated by reference to Exhibit 8.1 to the Offering Statement on Form 1-A/A filed by the Registrant on August 26, 2025)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAMON INC.

Date: September 29, 2025	By:	/s/ Dominique Kwong
Dominique Kwong Chief Executive Officer

Each person whose signature appears below constitutes and appoints Dominique Kwong and Baljinder Bhullar, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dominique Kwong	Chief Executive Officer and Director	September 29, 2025
Dominique Kwong	(Principal Executive Officer)

/s/ Baljinder Bhullar	Chief Financial Officer	September 29, 2025
Baljinder Bhullar	(Principal Financial and Accounting Officer)

/s/ Karan Sodhi	Director	September 29, 2025
Karan Sodhi

/s/ Shashi Tripathi	Chairman of the Board	September 29, 2025
Shashi Tripathi

/s/ Melanie Figueroa	Director	September 29, 2025
Melanie Figueroa

DAMON INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Damon Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Damon Inc. (the “Company”) as of June 30, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended June 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Segment Information – Retrospective Adjustment

As discussed in Note 2 and Note 16 to the consolidated financial statements, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, for the year ended June 30, 2025 applying it retrospectively to all periods. The financial statements of the Company for the year ended June 30, 2024, before the effects of the retrospective adjustment discussed in Note 2 and Note 16 to the consolidated financial statements was audited by other auditors whose report, dated September 26, 2024, except the effect of the recapitalization and reverse stock split disclosed in Note 21 as to which the date is August 26, 2025, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. We have also audited the adoption of ASU 2023-07 for the year ended June 30, 2025 and the retrospective application to the year ended June 30, 2024. Except for our audit of the retrospective application of the adoption of ASU 2023-07 to the year ended June 30, 2024, we were not engaged to audit, review, or apply any procedures to the financial position of the Company as of June 30, 2024 and the results of its operations and its cash flows for the year then ended other than stated above and, accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2024, such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024.

New York, NY

September 29, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Damon Motors Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Damon Motors Inc. (the “Company”) as of June 30, 2024, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”), before the effects of the retrospective adjustment for the adoption of ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, discussed in Note 2 and Note 16. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 21 to the financial statements, the 2024 financial statements have been revised to adjust the information in relation to the recapitalization and the reverse stock split. We have also audited the recapitalization and the reverse stock split adjustments described in Note 21 that were applied to revise the 2024 financial statements to adjust the information in relation to the recapitalization and the reverse stock split. In our opinion, such adjustments are appropriate and have been properly applied.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustment for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, discussed in Note 2 and Note 16 to the consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance whether such retrospective adjustment is appropriate and have been appropriately applied. The retrospective adjustment was audited by other auditors.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2024 to 2025.

New York, NY

September 26, 2024, except as to the effect of the recapitalization and the reverse stock split disclosed in Note 21 as to which the date is August 26, 2025

DAMON INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	June 30, 2024
ASSETS

Current assets
Cash	$2,479,283	$395,580
Accounts receivable, net of allowance	22,131	-
Other current assets	846,748	90,921
Current assets	3,348,162	486,501
Non-current assets
Restricted cash	43,373	-
Premises lease deposits	133,532	126,431
Property and equipment, net	81,892	449,255
Operating lease right-of-use assets, net	475,739	689,165
Non-current assets	734,536	1,264,851
Total assets	$4,082,698	$1,751,352

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$4,691,080	$5,924,121
Customer deposits	444,759	482,575
Deferred revenue	204,231	-
Current portion of operating lease liabilities	294,475	443,519
Current portion of finance lease liabilities	178,447	7,141
Short-term debt	504,685	1,099,489
Pre-paid security purchase, net of debt discount	2,962,518	-
Convertible promissory note, net of debt discount	4,553,934	-
Convertible notes	-	40,630,756
Financial liability convertible to equity	-	3,200,000
Current liabilities	13,834,129	51,787,601
Non-current liabilities
Non-current portion of operating lease liabilities	136,654	235,492
Non-current portion of finance lease liabilities	-	177,403
Non-current liabilities	136,654	412,895
Total liabilities	13,970,783	52,200,496
Commitment and contingencies (Note 20)

STOCKHOLDERS’ DEFICIT
Common shares without par value, unlimited shares authorized, 19,603,815 shares issued and outstanding as of June 30, 2025 (June 30, 2024 – 20,758)	118,513,491	1,938,751
Preferred shares without par value, unlimited shares authorized, nil shares issued and outstanding as of June 30, 2025 (June 30, 2024 – 3,528,408)	-	71,590,087
Additional paid in capital	17,568,278	16,629,612
Accumulated other comprehensive loss	(11,598)	-
Accumulated deficit	(145,958,256)	(140,607,594)
Total stockholders’ deficit	(9,888,085)	(50,449,144)
Total liabilities and stockholders’ deficit	$4,082,698	$1,751,352

The accompanying notes are an integral part of these consolidated financial statements.

DAMON INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended June 30,
	2025	2024

Revenue	$222,736	$-
Cost of revenue	107,394	-
Gross profit	115,342	-

Operating expenses
Research and development, net	3,045,949	4,550,229
General and administrative	8,551,784	4,296,231
Sales and marketing	667,300	986,137
Transaction costs	4,945,436	1,626,519
Depreciation	217,443	303,424
Impairment	14,119,955	-
Gain from release of lease obligation	-	(42,297)
Foreign currency transaction loss / (gain)	42,392	(235,871)
	31,590,259	11,484,372

Loss from operations	(31,474,917)	(11,484,372)

Other income / (expenses)
Changes in fair value of financial liabilities	34,333,573	(18,424,992)
Loss on debt settlement	-	(785,377)
Finance expense	(8,208,523)	(3,273,507)
	26,125,050	(22,483,876)

Loss before income taxes	(5,349,867)	(33,968,248)
Current income tax expense	(795)	-
Net loss	$(5,350,662)	$(33,968,248)

COMPREHENSIVE LOSS
Net loss	$(5,350,662)	$(33,968,248)
Other comprehensive loss
Foreign currency translation adjustments	(11,598)	-
Comprehensive loss	$(5,362,260)	$(33,968,248)

Loss per common share – basic and diluted	$(1.15)	$(1,656)
Weighted average number of common shares outstanding – basic and diluted	4,645,505	20,516

The accompanying notes are an integral part of these consolidated financial statements.

DAMON INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common shares		Preferred shares		Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Stockholders’ deficit

As of July 1, 2023	19,924	$1,285,788	3,528,408	$71,590,087	$9,294,030	$-	$(106,639,346)	$(24,469,441)
Issuance of common shares, net of issuance costs	160	260,999	-	-	-	-	-	260,999
Stock-based compensation	-	-	-	-	146,842	-	-	146,842
Stock options exercised	674	391,964	-	-	(330,809)	-	-	61,155
Common share purchase warrants issued	-	-	-	-	1,090,797	-	-	1,090,797
Reclassification of liability-classified warrants to equity	-	-	-	-	6,428,752	-	-	6,428,752
Net loss	-	-	-	-	-	-	(33,968,248)	(33,968,248)
As of June 30, 2024	20,758	$1,938,751	3,528,408	$71,590,087	$16,629,612	$-	$(140,607,594)	$(50,449,144)
Conversion of Simple Agreements for Future Equity (SAFEs) at maturity	2,420	3,200,000	-	-	-	-	-	3,200,000
Issuance of common shares, net of issuance costs	1,015,200	699,151	-	-	-	-	-	699,151
Conversion of convertible notes	27,786	8,370,546	-	-	-	-	-	8,370,546
Issuance of shares for Business Combination	36,923	11,123,075	-	-	-	-	-	11,123,075
Conversion of preferred shares	78,085	71,590,087	(3,528,408)	$(71,590,087)	-	-	-	-
Issuance of shares for pre-paid security purchase agreement	2,744	188,679	-	-	-	-	-	188,679
Issuance of shares for pre-paid security purchase	65,068	1,550,000	-	-	-	-	-	1,550,000
Issuance of shares for warrants exercised	18,347,303	18,807,262	-	-	-	-	-	18,807,262
Issuance of shares for services	7,528	1,045,940	-	-	-	-	-	1,045,940
Common share purchase warrants issued in connection with convertible promissory notes	-	-	-	-	875,127	-	-	875,127
Stock-based compensation	-	-	-	-	63,539	-	-	63,539
Foreign currency translation	-	-	-	-	-	(11,598)	-	(11,598)
Net loss	-	-	-	-	-	-	(5,350,662)	(5,350,662)
As of June 30, 2025	19,603,815	$118,513,491	-	$-	$17,568,278	$(11,598)	$(145,958,256)	$(9,888,085)

The accompanying notes are an integral part of these consolidated financial statements.

DAMON INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30, 2025	Year ended June 30, 2024

Operating activities
Net loss:	$(5,350,662)	$(33,968,248)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217,443	303,424
Stock-based compensation	63,539	146,842
Shares issued for services	473,413	-
Non-cash interest	2,966,853	1,694,149
Non-cash transaction cost	6,086,870	-
Loss on debt settlement	-	785,377
Changes in fair value of financial liabilities	(34,333,573)	18,424,992
Impairment	14,119,955	-
Plant and equipment disposal loss	158,093	-
Gain from release of lease obligation	-	(42,297)
Foreign exchange gain	(621)	(184,514)

Changes in operating assets and liabilities:
Other current assets and premises lease deposits	(684,310)	159,010
Accounts receivable	34,861	-
Accounts payable and accrued liabilities	(3,353,505)	(136,934)
Deferred revenue	43,722	-
Operating lease	(38,774)	(45,181)
Customer deposits	(37,816)	(5,994)
Cash used in operating activities	(19,634,512)	(12,869,374)

Investing activities
Net cash acquired from business combination	77,270	-
Cash provided by investing activities	77,270	-

Financing activities
Payments on finance leases	(7,008)	(12,081)
Cash settlement for release of lease obligation	-	(36,582)
Proceeds from share issuances	14,767,360	-
Proceeds from senior secured promissory notes	596,000	550,000
Proceeds from promissory notes	929,299	-
Repayment of promissory notes	(305,000)	-
Repayment of SR&ED loan	(727,014)	(916,539)
Proceeds from pre-paid purchase	4,400,000	-
Proceeds from convertible notes	1,105,000	11,549,945
Proceeds from convertible promissory note	3,150,000	-
Repayment of convertible promissory note	(2,216,168)	-
Proceeds from exercise of stock options	-	61,155
Cash provided by financing activities	21,692,469	11,195,898

Effect of exchange rates on cash holdings in foreign currencies	(8,151)	-
Net change in cash and restricted cash during the year	2,135,227	(1,673,476)
Cash and restricted cash at beginning of year	395,580	2,069,056
Cash and restricted cash at end of year	$2,522,656	$395,580

	Year ended June 30, 2025	Year ended June 30, 2024

Supplemental disclosure of cash flow information:
Interest on finance lease paid	$8,615	$9,499
Interest paid on debt	422,364	782,623
Supplemental disclosure of non-cash investing and financing activity:
SAFEs converted to preferred shares	3,200,000	-
Convertible notes converted to common shares	8,370,546	-
Common shares issued as part of transaction costs	1,045,940	-
Convertible notes issued for services	750,000	-
Common shares issued for pre-paid security agreement	1,738,679	-
Common shares issued for Business Combination	11,123,075	-
Operating lease capitalized	192,011	-
Common shares issued for warrants conversion	18,807,262	-
Common shares issued for settlement of amount owing for severance payment	-	260,999
Convertible notes issued for settlement of promissory notes	-	775,208
Convertible notes issued for settlement of debt	-	164,619
Promissory notes issued in settlement of debt	-	542,753
Reclassification of liability-classified warrants to equity	-	6,428,752

The accompanying notes are an integral part of these consolidated financial statements.

DAMON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2025

1. Nature and continuance of operation

Damon Inc. (“Damon” or “the Company”, formerly Grafiti Holding Inc. or “Grafiti”) was originally incorporated in British Columbia, Canada on October 17, 2023. Grafiti’s wholly owned subsidiary, Grafiti Limited (formerly known as “Inpixon Limited”) was incorporated in England and Wales on May 13, 2020. Grafiti Limited provides specialized scientific software products and services for the environmental sciences, life sciences, behavioral sciences, medical research and engineering domains.

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

The common shares of the combined company were listed on the Nasdaq Global Market under the ticker symbol “DMN”. Following a delisting determination by Nasdaq, trading of the Company’s common shares was halted on April 29, 2025. To enable the Company’s common shares to trade on an alternative market, the Company determined to forego its right to appeal Nasdaq’s delisting determination. The Nasdaq staff informed the Company that its common shares would resume trading on Nasdaq for one trading day, on May 19, 2025, prior to suspending the common shares as of the following trading day. The Company’s shares began trading on the OTC Pink Current Market (now the OTCID Basic Market) on May 20, 2025.

On July 3, 2025, the Company’s Board of Directors approved a reverse stock split of its issued and outstanding common shares, without par value, at a ratio of 1-for-125. After the reverse stock split, every 125 issued and outstanding common shares were converted automatically into one common share. The total number of issued and outstanding common shares was reduced by a corresponding proportion from 2,450,477,042 to 19,603,815. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented.

The Company’s common shares are currently traded on the OTCID Basic Market under the symbol “DMNIF.” These financial statements are presented in United States dollars, unless otherwise noted, which is the reporting and functional currency of the Company.

Going concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The Company is subject to a number of risks, including, but not limited to, the need for successful development and commercialization of products and services, the need for additional capital (or financing) to fund operating losses (see below), competition from substitute products and services from larger companies, protection of proprietary technology, litigation, dependence on key individuals, and risks associated with changes in electric automotive technology. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to fund the commercialization of its electrical motorcycles and other personal mobility products and services, and meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company has utilized $19,634,512 of cash in operations for the year ended June 30, 2025 and expects to incur future additional losses. These conditions indicate material uncertainties that cast substantial doubt upon the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

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

2. Summary of significant accounting policies

Basis of presentation and consolidation

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for all periods presented.

The consolidated financial statements incorporate the financial statements of the Company and its wholly owned subsidiaries, Grafiti Limited (formerly known as “Inpixon Limited”), Damon Motors Inc. and Damon Motors Corporation, over which the Company has control. Control occurs when the Company has power over the investee; is exposed, or has rights, to variable returns from its involvement with the investee; and has the ability to use its power over the investee to affect its returns. All intercompany transactions and balances between the Company and the subsidiary are eliminated upon consolidation.

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

Significant estimates include the following:

●	Estimating the fair value of the identifiable assets acquired, liabilities assumed, and consideration transferred of the acquired business

●	Estimating the recoverable amount of non-financial assets, to determine and measure impairment losses on goodwill and intangible assets

●	Estimating the fair value of the Company’s common shares

●	Valuation of allowance for deferred tax assets

●	Classification and measurement of financial instruments

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

Cash and cash equivalents and restricted cash

Cash and cash equivalents include cash on hand and deposits with banks with original maturities of three months or less at the date of purchase. Restricted cash consists of certificates of deposits on a leased premise and certificates of deposits related to the Company’s corporate credit card program. As of June 30, 2025 and 2024, the Company did not have any cash equivalents.

Accounts receivable, net of allowance for credit losses

Accounts receivable are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Credit losses are determined based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. After reviewing the collectability of the receivables the Company’s allowance for credit losses was not material as of June 30, 2025 and 2024.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. Depreciation is generally computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Equipment: Computer equipment	3.33 years
Equipment: Tools	5 years
Equipment: Office equipment	5 years
Leasehold Improvements	shorter of the lease term or the estimated useful lives of the assets
Right-of-use assets	over term of lease

Upon the retirement or sale of our property, plant and equipment, the cost and associated accumulated depreciation are removed from the consolidated balance sheet, and the resulting gain or loss is reflected in the consolidated statement of operations.

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

Impairment of goodwill and intangible assets

The Company tests for impairment of goodwill and intangible assets at the reporting unit level. The Company has two reporting units – electric personal mobility products unit and scientific software products and services reporting unit. The goodwill and intangible assets belong to the scientific software products and services reporting unit.

During the year ended June 30, 2025, the Company identified indicators that the goodwill and intangible assets were impaired due to underperformance for revenue growth and estimated future operating cash flow from the scientific software products and services reporting unit. A quantitative impairment test on goodwill and intangible assets determined that the fair value was below the carrying value. The Company estimated fair value using a combination of discounted cash flows and market comparisons. As a result, the Company recorded impairment of goodwill in the amount of $14,045,955 and impairment of intangible assets in the amount of $74,000, reducing the carrying value of goodwill and intangible assets to $nil. The impairment charge was reflected in the consolidated statements of operations.

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

Revenues consisted of the following:

	June 30, 2025	June 30, 2024
Recurring revenue/ revenue recognized over time (1)	$148,635	$-
Non-recurring revenue / revenue recognized at a point in time (2)	74,101	-
Total revenue	$222,736	$-

(1)	Performance obligation from right to access software sales is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized over time.

(2)	Software’s performance obligation is satisfied at a point in time when access to the software is provided to the customer.

Contract balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of $204,231 and $nil as of June 30, 2025 and 2024, respectively, related to cash received in advance for product license and maintenance services to be performed in future periods. The Company expects to satisfy its remaining performance obligations for these license and maintenance services, and recognize the deferred revenue and related contract costs over the next twelve months.

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

Customer deposits

The Company accepts reservation of the motorcycles that include cash deposit placed by a potential customer. The deposits serve to prioritize orders when the motorcycles become available for delivery. Customers making deposits are not obligated to purchase motorcycle and may request return of their deposit any time up. The Company records such advance deposits as a liability and defers the related revenue recognition until delivery of the motorcycle occurs.

Leases

The Company is obligated under certain operating and finance leases for its offices, planned manufacturing plant, equipment and vehicles. The Company assesses whether an arrangement is a lease or contains a lease at inception of the arrangement. For arrangements considered leases, the Company assesses the lease for finance or operating classification and records a right-of-use (“ROU”) asset and lease liability as of the commencement date. The Company’s operating leases are included in operating lease right-of-use assets, short-term operating lease liabilities and long-term operating lease liabilities on the consolidated balance sheets. The Company’s finance leases are included in property and equipment, net, short-term finance lease liabilities and long-term finance lease liabilities on the consolidated balance sheets.

ROU assets are presented in our Consolidated Balance Sheets based on the present value of the corresponding liabilities and are adjusted for any prepayments, lease incentives received or initial direct costs incurred. The present value of lease payments is based on our incremental borrowing rate according to the lease term and information available at the lease commencement date, as our lease arrangements generally do not provide an implicit interest rate. The incremental borrowing rate reflects the rate of interest that the Company would have to pay to borrow the funds necessary to obtain an asset of similar value in a similar economic environment with similar terms and conditions.

The measurement of our ROU assets and liabilities includes all fixed payments and any variable payments based on an index or rate. The Company has lease agreements with lease and non-lease components and has elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component. We have elected to not record leases with a term of 12 months or less in our Consolidated Balance Sheets. Lease assets are subject to review for impairment within the related long-lived asset group.

Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. Operating lease expense is recognized on a straight-line basis over the lease term, whereas the amortization of finance lease assets is recognized on a straight-line basis over the shorter of the estimated useful life of the underlying asset or the lease term. Operating lease expense and finance lease amortization are presented in operating expenses in the Consolidated Statements of Income depending on the nature of the leased item. Interest expense on finance lease obligations is recorded over the lease term and is presented in Interest expense, based on the effective interest method.

The Company subleases one of its office spaces to third parties, which does not relieve the Company of its primary lease obligations with the lessor (the “headlease”). This sublease is classified as an operating lease, and therefore the Company continues to account for the headlease as it did before the commencement of the sublease. Sublease income is presented within the same category of operating expenses as the underlying headlease expenses on the consolidated statements of operations. If the lease cost of the term of the sublease exceeds the Company’s anticipated sublease income for the same period, the Company assesses the right-of-use asset associated with the head lease for impairment under the long-lived asset impairment provisions of ASC 360.

Deferred finance costs

Costs incurred in connection with borrowings under term loans (primarily debt discount and incentives) are deferred on the consolidated balance sheet as a reduction to the carrying value of the associated borrowings, and are amortized as interest expense over the term of the related borrowings using the effective interest method.

Research and development

Research and development costs that do not meet the criteria for capitalization are expensed as incurred. Research and development expenses include compensation, employee benefits, and stock-based compensation for technology developers and product management employees as well as fees paid to outside consultants and software costs for the Company’s proprietary technology. The Company is eligible for government grant and tax credits. The Company accounts for these credits as a reduction to research and development costs and will recognize these claims when it is probable that the expense incurred qualifies for the government grant claim and that the Company has complied with all the conditions to realize the claim. Otherwise, the recognition of government grant claim would be deferred until the recognition criteria are satisfied.

Government grants

Government grants are recognized when the Company has reasonable assurance that it has complied with the relevant conditions of the grant and that it will be received. The Company recognizes the grants that compensate the Company for expenses incurred against the financial statement line item that it is intended to compensate.

Income taxes

Income taxes are comprised of current and deferred taxes. These taxes are accounted for using the liability method. Current tax is recognized in connection with income for tax purposes, unrealized tax benefits and the recovery of tax paid in a prior period and measured using the enacted tax rates and laws applicable to the taxation period during which the income or loss for tax purposes arose.

Deferred tax is recognized on the difference between the carrying amount of an asset or a liability, as reflected in the financial statements, and the corresponding tax base, used in the computation of income for tax purposes (temporary differences) and measured using the enacted tax rates and laws as at the balance sheet date that are expected to apply to the income that the Company expects to arise for tax purposes in the period during which the difference is expected to reverse. Management assesses the likelihood that a deferred tax asset will be realized, and a valuation allowance is provided to the extent that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The determination of both current and deferred taxes reflects the Company’s interpretation of the relevant tax rules and judgement.

An unrealized tax benefit may arise in connection with a period that has not yet been reviewed by the relevant tax authority. A change in the recognition or measurement of an unrealized tax benefit is reflected in the period during which the change occurs.

Income taxes are recognized in the consolidated statements of operations and comprehensive loss, except when they relate to an item that is recognized in other comprehensive loss or directly in equity, in which case, the taxes are also recognized in other comprehensive loss or directly in equity respectively. Where income taxes arise from the initial accounting for a business combination, these are included in the accounting for the business combination.

The One Big Beautiful Bill Act (the “Act”) was signed on July 4, 2025, which marks the date of enactment for the tax provisions included in the Act. The Company is evaluating the impact of this enactment.

Share capital

Common shares are classified as equity. Incremental costs directly attributable to the issuance of common shares and stock options are recognized as a deduction from equity. Share issue costs incurred in advance of share subscriptions are recorded as non-current deferred assets. Share issue costs related to uncompleted share subscriptions are expensed in the period they are incurred.

Preferred shares are classified as equity. Incremental costs directly attributable to the issuance of preferred shares are recognized as a deduction from equity. Share issue costs incurred in advance of share subscriptions are recorded as non-current deferred assets. Share issue costs related to uncompleted share subscriptions are expensed in the period they are incurred.

Stock-based compensation

The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. For stock options with performance conditions, the Company records compensation expense when it is deemed probable that the performance condition will be met.

The Company uses a contemporaneous valuation model, the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the estimated fair value of stock option awards. The Black-Scholes option-pricing model requires the use of the Company’s share price estimates on the date of grant as well as highly subjective and complex assumptions, which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

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

Earning or loss per share

Basic earning or loss per share is computed by dividing the net income or loss, less accrued dividends on any outstanding preferred stock, by the weighted average number of common shares outstanding for the period. Diluted earning or loss per share calculations reflects the assumed exercise of all dilutive employee stock options and warrants and the conversion of any outstanding convertible preferred shares or notes payable that are-in-the-money, applying the as-if-converted method.

When the Company is in a loss position, all potential share issuances on the exercise of stock options or warrants and the conversion of any preferred shares or convertible notes payable are anti-dilutive and the diluted loss per share is the same as the basic loss per share. Potentially dilutive items outstanding as of June 30, 2025 and 2024 include preferred shares, stock options, SAFE, convertible notes and share purchase warrants.

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the FASB Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of principally cash and cash equivalents, bank deposits and certain receivables. The Company holds cash and cash equivalents with highly rated financial institutions. As of June 30, 2025 and 2024, cash and cash equivalents consisted of cash in Canada and the United States. Balances in cash accounts exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. The Company has not experienced any significant credit losses in these accounts and does not believe the Company is exposed to any significant credit risk on these instruments.

Recently adopted accounting standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires public companies, including entities with a single reportable segment, to disclose information about their reportable segments’ significant expenses and other items on an interim and annual basis to provide more transparency about the expenses they incur from revenue generating business units. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company adopted ASU 2023-07 for the year ended June 30, 2025, on a retrospective basis. The adoption did not have a material effect on the Company’s financial statements.

Recent accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on the Company’s disclosures within the consolidated financial statements.

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

On November 13, 2024, the following events occurred upon the consummation of the Business Combination:

●	the cancellation and conversion of all 134,068 issued and outstanding Damon Motors’ preferred shares to 370,880 Damon Motors’ common shares with no gain or loss on conversion recognized;

●	the cancellation and conversion of $8,370,546 convertible notes into 131,974 Damon Motors’ common shares;

●	the surrender and exchange of all 613,738 issued and outstanding common shares of Damon Motors (including common shares resulting from the conversion of preferred shares and convertible notes) to 118,088 Pubco common shares and 11,129 Pubco multiple voting shares after giving effect to the exchange ratio of 0.21 (“Exchange Ratio”);

●	The cancellation and exchange of all 73,795 granted and outstanding vested and unvested Damon Motors options, into 15,537 Pubco options exercisable for Pubco common shares with the same terms and vesting conditions except for the numbers of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio;

●	The cancellation and exchange of all 49,922 granted and outstanding Damon Motors warrants, into 17,491 Pubco warrants exercisable for Pubco common shares with the same terms except for the numbers of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio.

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

The following tables summarize the consideration paid for the acquisitions and the preliminary amount of identified assets acquired and liabilities assumed as of the acquisition date:

Fair Value
Equity consideration	$11,123,075
Settlement of preexisting relationship (Note 8)	1,184,115
Net consideration	9,938,960
Assets acquired:
Cash and cash equivalents	77,270
Accounts receivable	57,093
Prepaid expenses and other current assets	78,265
Property and equipment	2,311
Customer list	80,000
Goodwill	14,045,955
Total assets acquired	14,340,894
Liabilities assumed:
Accounts payable and accrued liabilities	2,203,441
Deferred revenue	160,509
Fair value of debt assumed	2,037,984
Total liabilities assumed	4,401,934

Estimated fair value of net assets acquired	$9,938,960

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

The following table presents the unaudited, pro forma consolidated results of operations for the years ended June 30, 2025 and 2024 as if the Business Combination had occurred at the beginning of fiscal year 2023. The pro forma information provided below is compiled from the pre-acquisition financial information of Grafiti. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2023 or (ii) future results of operations:

	Year ended June 30, 2025	Year ended June 30, 2024
	unaudited	unaudited
Revenue	$366,874	$336,562
Net loss	$(8,199,606)	$(35,316,605)

During the year ended June 30, 2025, the Company determined that based on its qualitative assessment for scientific software products and services reporting unit, factors existed which required the Company to test its goodwill and intangible assets for impairment. These factors included underperformance for revenue growth and operating cash flow from the scientific software products and services reporting unit, decline of the market price of the Company’s common stock, and general economic and market volatility. A quantitative impairment test on goodwill and intangible assets determined that the fair value was below the carrying value. The Company estimated fair value using a combination of discounted cash flows and market comparisons. It is also determined that the decline of the fair value of the scientific software products and services reporting unit is not temporary. As such, for the year ended June 30, 2025, the Company recorded a non-recurring level 3 valuation charge, including impairment of goodwill in the amount of $14,045,955 and impairment of the carrying value of intangible assets in the amount of $74,000, reducing the carrying value of goodwill and intangible assets to $nil. The impairment charge was reflected in the consolidated statements of operations.

4. Cash and restricted cash

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	June 30, 2025	June 30, 2024
Cash	$2,479,283	$395,580
Restricted cash	43,373	-
Total cash and restricted cash	$2,522,656	$395,580

As of June 30, 2025, the Company’s restricted cash consists of certificates of deposits related to the Company's corporate credit card program.

5. Property and equipment, net

	June 30, 2025	June 30, 2024
Tools and office equipment	$60,428	$559,672
Computer equipment	435,225	432,109
Leasehold improvements	139,514	139,514
Financing lease right-of-use asset	259,211	259,211
Total property and equipment	894,378	1,390,506
Less: accumulated depreciation	(812,486)	(941,251)
Property and equipment, net	$81,892	$449,255

During the year ended June 30, 2025, the Company incurred amortization of finance lease right-of-use asset in the consolidated statements of operations of $40,530 (2024 - $46,447).

During the year ended June 30, 2025, the Company disposed an equipment with a cost of $499,244 and accumulated depreciation of $341,151, and recorded a loss on disposal of $103,193, included in general and administrative expenses.

6. Accounts payable and accrued liabilities

	June 30, 2025	June 30, 2024
Trade payable	$3,790,515	$3,172,403
Due to related parties	101,955	404,426
Payroll liabilities	254,846	1,408,358
Accrued liabilities and other payables	543,764	938,934
	$4,691,080	$5,924,121

As of June 30, 2025, $168,278 (June 30, 2024 - $220,526) was related to severance and included in payroll liabilities.

Included in accrued liabilities and other payables is an amount owing for the surrender and settlement of the Damon Motors lease of a Surrey, British Columbia manufacturing facility of $225,953 as of June 30, 2025 (June 30, 2024 - $237,452). Also see Note 20.

7. Leases

The Company has operating leases for its office spaces and finance leases for its equipment trailer.

The lease liability in connection with operating and finance leases are included in non-current lease liabilities and current portion of lease liabilities on the consolidated balance sheets as follows:

Operating leases:	June 30, 2025	June 30, 2024
Operating lease right-of-use assets	$475,739	$689,165

Current portion of operating lease liabilities	$294,475	$443,519
Long-term portion of operating lease liabilities	136,654	235,492
Total operating lease liabilities	$431,129	$679,011

Finance leases:	June 30, 2025	June 30, 2024
Property, plant and equipment, net	$51,934	$92,463

Current portion of finance lease liabilities	$178,447	$7,141
Long-term portion of finance lease liabilities	-	177,403
Total finance lease liabilities	$178,447	$184,544

The following lease costs are included in the consolidated statements of operations:

	Year ended June 30, 2025	Year ended June 30, 2024

Operating lease expense:
Operating lease expense	$706,714	$587,677
Short-term lease expense	3,539	-
Total operating lease expense	710,253	587,677

Finance lease expense:
Amortization of leased assets	40,530	46,447
Interest on lease liabilities	8,615	9,499
Total finance lease expense	49,145	55,946

Sublet income	(98,970)	(152,729)
Total lease costs	$660,428	$490,894

The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for the operating and finance leases population. The Company uses the incremental borrowing rate as the lease discount rate, unless the lessor’s rate implicit in the lease is readily determinable, in which case it is used.

June 30, 2025
Weighted-average remaining lease term (in years)
Operating leases	1.77
Finance leases	0.98
Did you disclose the
Weighted-average discount rate:
Operating leases	12%
Finance leases	4.89%

As of June 30, 2025, the maturities of our operating lease liabilities (excluding short-term leases) are as follows:

	Operating leases	Finance leases
2026	$325,886	$186,247
2027	79,372	-
2028	72,757	-
Total minimum lease payments	478,015	186,247
Less: interest	46,886	7,800
Present value of lease obligations	431,129	178,447
Less: Current portion	294,475	178,447
Long-term portion of lease obligations	$136,654	$-

8. Short-term debt

Short-term debt as of June 30, 2025 consisted of the following:

Short-term debt:	June 30, 2025	June 30, 2024
Promissory notes	$504,685	$548,886
Senior secured promissory note	-	550,603
Total short-term debt	$504,685	$1,099,489

Promissory notes

(a) WSGR promissory note

On April 16, 2024, the Company signed an agreement to issue as payment and settlement of professional fees owing, a promissory note in the aggregate amount of $542,753 with an interest rate at 5.5% per annum in favour of Wilson Sonsini Goodrich & Rosati Professional Corporation (“WSGR”). On September 16, 2024, the Company signed an amendment to the promissory note agreement with WSGR to modify the due date from September 1, 2024 to October 31, 2024. On November 11, 2024, the Company signed another amendment to the promissory note agreement with WSGR to modify the due date of October 31, 2024 to December 15, 2024. As of June 30, 2025, WSGR promissory note amounted to $504,685, including interest payable of $41,932, which is still outstanding. As of June 30, 2025, the WSGR promissory note was in default. No consequences of default have been incurred by the company; however, the Company plans to repay the outstanding balance in monthly installments by the end of May 31, 2026.

(b) SOL promissory note

On October 9, 2024, the Company entered into a promissory note agreement with SOL Global Investments Corp. in the principal amount of $200,000. The note bears interest rate at 12% per annum and matures on December 8, 2024. During the year ended June 30, 2025, the Company repaid principal and interest in full with an amount of $239,679. As of June 30, 2025, SOL promissory note has no outstanding balance.

Senior secured promissory note

In connection with the promissory note agreement dated June 26, 2024, Damon Motors had a senior secured promissory note with Grafiti with interest rate at 10.0% per annum and maximum aggregate principal amount of $1,150,000. As of June 30, 2024, the balance under the senior secured promissory note amounted to $550,603. Upon completion of the Business Combination, the balance of the promissory note was eliminated in consolidation.

9. Pre-paid security purchase

On December 20, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company agreed to issue and sell to Streeterville pre-paid purchases at an aggregate purchase price of up to $10,000,000 for the purchase of the Company’s common shares. Each pre-paid purchase includes an original issue discount of 7% and accrues interest at an annual rate of 8%. As consideration for Streeterville’s commitment, the Company issued 2,744 common shares to Streeterville. Also, $100,000 from the initial pre-paid purchase funding, and 15% of the funding from subsequent pre-paid purchases, shall be used to repay the indebtedness under the secured promissory note issued to Streeterville in June 2024 with an original principal amount of $6,470,000 (Note 11).

On February 27, 2025, the Company and Streeterville entered into an Amendment No. 1. Under the Amendment No. 1, the Company represented as to its foreign private issuer status and ability to follow home country practice instead of Nasdaq Listing Rule 5635(d) shareholder approval requirements. The parties agreed that, as long as the Company remains a foreign private issuer, the Company is not required to seek shareholder approval for issuing shares above the limit set by Nasdaq Listing Rule 5635(d). If the Company loses its foreign private issuer status, it must obtain such approval within 90 days. Additionally, the Company agreed to permit Streeterville, beginning 45 days after the closing of March 2025 financing, to unilaterally elect to make pre-paid purchases up to $3,000,000 of the remaining commitment amount, without affecting the Company’s rights to require Streeterville to make pre-paid purchases.

As of June 30, 2025, the Company has received an aggregate of $4,400,000 from Streeterville out of the total $10,000,000 committed amount, resulting in an outstanding principal balance of $4,708,000. Of the $4,400,000 received, a total of $460,000 has been used to repay the indebtedness under the secured promissory note issued to Streeterville in June 2024.

As of June 30, 2025, Streeterville has purchased, and the Company has issued, a total of 65,068 common shares to satisfy pre-paid purchases made through this date, based on the pricing formula described in the Streeterville Securities Purchase Agreement, and the outstanding principal balance was reduced by $1,550,000.

As of June 30, 2025, pre-paid purchases amounted to $2,962,518, including principal balance of $3,158,000, interest payable of $131,982, net off $327,464 unamortized discount and transaction cost.

As of June 30, 2025, the Company is in technical default, but Streeterville has chosen not to issue a default letter.

10. Convertible notes

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

During the year ended June 30, 2025, the Company issued $1,855,000 of convertible notes. The share purchase warrants meet the equity classification requirements and $875,127 was recorded as a component of additional paid-in capital. The residual value of $979,873 was allocated to the debt.

Upon the completion of Business Combination, the convertible notes were mandatorily converted into 131,974 Damon Motor’s common shares. Upon conversion, the carrying value of the convertible debt approximates fair value of the shares issued. As of June 30, 2025, there were no convertible notes outstanding.

The activity in convertible notes for the years ended June 30, 2025 and 2024 was as follows:

Balance, July 1, 2023	$14,727,183
Funds advanced	11,549,945
Convertible note issued for settlement of debt	1,308,441
Warrant bifurcated classified as liability	(1,086,240)
Warrant bifurcated classified as equity	(674,034)
Interest accrued, net of capitalized interest paid	1,793,574
Changes in fair value of financial liabilities	13,011,887
Balance, June 30, 2024	40,630,756
Funds advanced	1,105,000
Convertible note issued for services	750,000
Warrant bifurcated classified as equity	(875,127)
Interest accrued	1,093,490
Changes in fair value of financial liabilities	(34,333,573)
Convertible notes converted to common shares	(8,370,546)
Balance, June 30, 2025	$-

11. Convertible promissory note

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

On November 13, 2024, upon consummation of the business combination, the outstanding balance of the convertible promissory note of $2,037,984 was assumed by the Company (see Note 3).

On February 27, 2025, the Company and Streeterville entered into an amendment, pursuant to which, Streeterville was granted the right to convert from time to time at its election, all or any portion of the outstanding balance of the Steeterville Note into common shares of the Company. The number of common shares to be converted will be calculated using the conversion price, which is 90% of the lowest daily volume weighted average price of the Company’s common shares during the ten trading days preceding the delivery date of a conversion notice. This is subject to a floor price of $3.1375 per share.

The amendment was accounted for as a debt modification and the conversion feature should be accounted for as a derivative instrument. However, the conversion feature is considered to have immaterial value due to the high weight of probability that it will not be exercised due to the uncertainty of lack of trading liquidity.

During the year ended June 30, 2025, the Company repaid of $2,216,168 principal. As of June 30, 2025, the total outstanding balance of the Streeterville Note consists of $4,253,832 principal, $237,868 monitoring fee, $638,517 accrued interest, and $576,283 unamortized debt discount and issuance costs.

Interest expense on convertible promissory note for the year ended June 30, 2025 totaled $1,831,280 (June 30, 2024- $nil), which was not paid and included in the long-term debt balance in the consolidated balance sheet as of June 30, 2025.

Convertible promissory note as of June 30, 2025 consisted of the following:

Convertible promissory note:	Maturity	June 30, 2025	June 30, 2024
Streeterville Note	12/26/2025	$5,130,217	$-
Unamortized debt discount		(576,283)	-
Total convertible promissory note		$4,553,934	$-

12. Financial liability convertible to equity

Balance, July 1, 2023	$2,700,000
Foreign exchange adjustment	(92,543)
Changes in fair value	592,543
Balance, June 30, 2024	3,200,000
Converted to common shares	(3,200,000)
Balance, June 30, 2025	$-

From August through September 2022, the Company entered into multiple SAFE agreements with certain investors and received $2,005,213. The SAFEs are recorded as a liability measured at fair value at inception and subsequently carried at fair value with changes in fair value recorded in the statements of operations.

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

The model used for the valuation of convertible promissory notes, share purchase warrants and SAFEs used certain assumptions as of June 30, 2024, including volatility, risk free rates and management’s best estimate of the expected time for the occurrence of a conversion event as described in Note 10 above.

During the year ended June 30, 2025, the Company recognized change in fair value of SAFEs of $nil (June 30, 2024 – loss of $592,543), included in changes in fair value of financial liabilities in the consolidated statements of operations.

On July 1, 2024, the SAFEs matured and the SAFE holders received 11,496 Damon Motors’ common shares, which were converted into 2,420 common shares of the Company upon completion of the Business Combination.

As of June 30, 2025, the Company is in technical default, but Streeterville has chosen not to issue a default letter.

13. Share capital and other components of equity

Share capital

a) Authorized

The authorized share capital of the Company consists of the following:

●	An unlimited number of common shares without par value;

●	An unlimited number of multiple voting shares without par value.

b) Issued and outstanding

●	As of June 30, 2025, the Company had 19,603,815 (June 30, 2024 – 20,758) common shares outstanding;

●	As of June 30, 2025, the Company had nil (June 30, 2024 – nil) multiple voting shares outstanding;

●	As of June 30, 2025, the Company had nil (June 30, 2024 – 3,528,408) preferred shares outstanding.

March 2025 financing

On March 21, 2025, the Company completed public offering of 1,015,200 units at a price of $16.25 per unit. Each unit consisted of one common share and one Series A warrant to purchase one common share. The Company also issued 50,760 Series A warrants to the underwriters. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 152,280 common shares, and/or 152,280 Series A warrants, to cover over-allotments. On March 21, 2025, the underwriters partially exercised its overallotment option with respect to 152,280 Series A warrants.

Each Series A warrant will be immediately exercisable upon issuance at an initial exercise price of $24.375 per common share, subject to adjustment on the First Reset Date and the Second Reset Date and subject to a floor price therein. The floor price has been set at $3.1375. Additionally, under the alternate cashless exercise option of the Series A warrants, during the period of 90 calendar days following the issue date of the Series A warrants, a holder of the Series A warrant has the right to receive, without payment of any additional cash to the Company, an aggregate number of shares equal to the product of (x) the aggregate number of common shares that would be issuable upon a cash exercise of the Series A warrant and (y) two and a half (2.5).

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

Gross proceeds to the Company, before deducting underwriting commissions and other offering expenses, were $16,516,035. The Company allocated the proceeds first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to common shares. Transaction costs are allocated to the separable financial instruments based on a relative fair value basis, compared to total proceeds received. Transaction costs allocated to warrant liabilities are expensed as incurred, presented as non-operating expenses in the accompanying statements of operations. Transaction costs allocated to the common stocks were charged against the carrying value of the common shares. The Company recognized transaction costs for issuance of warrants of $2,424,033, which was included in the finance expense in the statements of operations for the year ended June 30, 2025. The Company received proceeds of $19,035 from the issuance of overallotment warrants. As the fair value of the overallotment warrants exceeded the proceeds, the Company recognized $2,315,311 loss from issuance, which was included in the finance expense in the statements of operations for the year ended June 30, 2025.

At the closing of the financing, the Company issued 1,015,200 common shares, 1,015,200 Series A warrants, 50,760 underwriters warrants, and 152,280 overallotment warrants. The gross proceeds from the offering, excluding the over allotment proceeds, of $16,497,000 was first allocated to the fair value of the Series A Warrants of $15,689,207 and the remaining $807,793 allocated to the fair value of the common stock, net of allocated issuance costs of $108,642, resulting in net proceed allocated to the common stock of $699,151.

The warrants issued within the units and the overallotment warrants were accounted for as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations. The Company recognized warrant liabilities of $18,023,553 at inception. The fair value of the warrants were measured using its quoted market price, assuming all the warrants will be exercised at the second reset price of $3.1375, under the alternate cashless exercise option.

The underwriters’ warrants were classified as a contingently redeemable warrant in accordance with ASC 718, since these warrants did qualify for equity classification, but could be settled in cash or other assets in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Company’s common stock. Because this contingently redeemable feature could result in the warrant holders receiving additional compensation not on par with the holders of Common Stock, the underwriters’ warrants were classified as temporary equity and therefore reported in “Mezzanine Equity” at inception. The Company recognized mezzanine equity of $784,000 at inception. As of June 30, 2025, all the underwriters’ warrants were exercised.

A summary of the changes in the fair value of the warrant liability Level 3 roll forward was as follows:

Warrants classified as liability	Number of warrants	Amount
		$
Balance, July 1, 2024	-	$-
Issuance of warrants in the units	1,015,200	15,689,207
Issuance of overallotment warrants	152,280	2,334,346
Converted to common shares	(1,167,461)	(18,023,263)
Balance, June 30, 2025	19	$290

Warrants classified as mezzanine equity	Number of warrants	Amount
		$
Balance, July 1, 2024	-	$-
Issuance of underwriters’ warrants	50,760	784,000
Converted to common shares	(50,760)	(784,000)
Balance, June 30, 2025	-	$-

As of June 30, 2025, 18,347,303 common shares were issued for 1,218,221 warrants exercised, and $18,023,262 warrants liabilities and $784,000 mezzanine equity were transferred to equity.

As of June 30, 2025, 19 Series A Warrants remain outstanding, which may result in the issuance of up to 365 additional common shares, assuming exercise on an alternate cashless basis at the floor price of $3.1375.

Other activities

On July 1, 2024, the Company issued 2,420 common shares in connection with the conversion of SAFE with an estimated fair value of $3,200,000 (Note 12).

On November 13, 2024, in connection with the reverse acquisition treatment of the Business Combination, the Company effectively issued 36,923 new common shares. At the closing of the Business Combination, the Company also issued 78,085 new common shares for the conversion of all 28,227 issued and outstanding preferred shares and issued 27,786 new common shares for the conversion of convertible notes. For clarification, these issuances occurred at the Damon Motors level prior to the exchange of Damon Motors securities into Pubco securities at the closing of the Business Combination.

Immediately following the Business Combination, the Company (i.e., Pubco) had 155,041 common shares outstanding without par value and 11,129 multiple voting shares outstanding. The holder of each common share is entitled to one vote. Subsequent to the closing of the Business Combination, the 11,129 multiple voting shares were converted to common shares.

During the year ended June 30, 2025, the Company issued 196 common shares for the service fee in connection with the Business Combination, 3,216 common shares for investor relationship service received, and 4,116 common shares for advisory service received.

During the year ended June 30, 2025, the Company issued 2,744 common shares in connection with entering the Securities Purchase Agreement with Streeterville. Also, the Company issued 65,068 in connection with the share purchase made by Streeterville under the Securities Purchase Agreement. Also see Note 9.

During the year ended June 30, 2025 and 2024, no preferred shares were issued.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the years ended June 30, 2025 and 2024, the Company issued nil stock options.

A summary of the changes in the Company’s stock options is as follows:

	June 30, 2025		June 30, 2024
	Options (#)	Weighted average exercise price	Options (#)	Weighted average exercise price
Outstanding, beginning of year	15,586	$421	17,076	$406
Expired/cancelled	(9,805)	493	(817)	356
Exercised	-	-	(673)	108
Outstanding, end of year	5,781	187	15,586	421
Exercisable, end of year	5,677	161	15,172	344
Weighted average fair value at grant date of options granted	n/a		n/a
Total intrinsic value of options exercised	$-		$1,020,473
Total intrinsic value of options outstanding	$-		$30,563,749
Total intrinsic value of options exercisable	$-		$30,135,740

Details of stock options outstanding at June 30, 2025 were as follows:

Exercise price	Weighted average contractual life	Number of options outstanding	Number of options exercisable

$71	0.46	4,412	4,412
$119	1.87	868	868
$154	2.71	94	94
$1,591	7.21	407	303
		5,781	5,677

During the year ended June 30, 2025, the Company recognized stock-based compensation expense of $63,539 (2024 – $146,841).

Stock-based compensation expense recorded in	June 30, 2025	June 30, 2024
General and administrative expenses	$9,138	$58,765
Research and development expenses	48,706	72,605
Sales and marketing expenses	5,695	15,471
	$63,539	$146,841

Cash received by the Company upon the exercise of stock options during the year ended June 30, 2025 amounted to $nil (2024 – $61,155).

Warrants

For warrants that meet the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

During the year ended June 30, 2025, in connection with the issuance of convertible promissory notes to arms-length parties (Note 10), the Company issued 1,631 common share purchase warrants to the noteholders. At inception, these warrants were assessed to meet the equity classification requirements and fair value of the warrants of $875,127 was recorded as a component of additional paid-in capital.

Warrants of the Company classified as equity are composed of the following as at June 30, 2025:

Date of issuance	Number of warrants outstanding	Number of warrants exercisable	Exercise price	Expiry date
June 16, 2023	2,664	2,664	976	June 15, 2028
August 10, 2023	1,091	1,091	976	August 9, 2028
September 13, 2023	1,086	1,086	976	September 12, 2028
September 26, 2023	2,882	2,882	976	September 25, 2028
September 30, 2023	204	204	976	September 29, 2028
October 26, 2023	4,556	4,556	976	October 25, 2028
December 15, 2023	372	372	976	December 14, 2028
April 5, 2024	324	324	976	April 4, 2029
April 26, 2024	159	159	976	April 25, 2029
March 12, 2024	794	794	976	March 11, 2029
March 26, 2024	90	90	976	March 25, 2029
April 15, 2024	1,537	1,537	976	April 14, 2029
May 1, 2024	78	78	976	April 30, 2029
May 29, 2024	20	20	976	May 28, 2029
July 20, 2024	256	256	976	July 19, 2029
July 22, 2024	102	102	976	July 21, 2029
July 30, 2024	20	20	976	July 29, 2029
August 30, 2024	189	189	976	August 29, 2029
October 8, 2024	512	512	976	October 7, 2029
October 18, 2024	51	51	976	October 17, 2029
November 12, 2024	499	499	976	November 11, 2029
	17,486	17,486

14. Related party transactions

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

During the year ended June 30, 2025, the Company incurred $190,000 (2024 - $nil) of consulting services fee and $175,000 (2024 - $nil) fee upon closing the Business Combination to Melanie Figueroa, who is also a director of the Company.

As at June 30, 2025, $101,955 (June 30, 2024 - $404,426) was due for remuneration payable to key management and a director.

15. Income taxes

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties.

ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended June 30, 2025 and 2024, the change in the valuation allowance was $5,339,652 and $3,425,000, respectively. After the end of fiscal year 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes several tax related provisions that may impact the Company beginning in fiscal year 2026. We are currently evaluating the potential impact of OBBBA on our consolidated financial statements for future periods.

The disaggregation of the Company's Canadian and foreign pre-tax loss for the years ended June 30, 2025 and 2024 is as follows:

	June 30, 2025	June 30, 2024
Canada	$(2,715,386)	$(30,831,794)
Foreign	(2,634,481)	(3,136,454)
	$(5,349,867)	$(33,968,248)

The following is a reconciliation between statutory income taxes and the income tax expense for years ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Loss before tax	$5,349,867	$33,968,248
Statutory tax rate	27%	27%
Expected tax recovery at statutory rate	(1,444,464)	(9,172,000)
Impact of foreign tax rate	(15,766)	-
Impact of permanent differences	(3,570,201)	5,622,000
SR&ED and IRAP government assistance	-	(327,000)
Foreign exchange and other	(308,426)	452,000
Change in valuation allowance	5,339,652	3,425,000
Income tax expense	$795	$-

Current income tax	$795	$-
Deferred income tax	-	-
Income tax expense	$795	$-

The Company’s deferred tax assets are as follows for the year end June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Deferred tax asset:
Financing cost	$609,684	$562,282
Non-capital loss carry forward	22,149,686	17,158,967
Property and equipment	366,964	368,513
ROU liability	164,585	244,036
Convertible promissory note	240,861	-
CECL	64,288	-
Capitalized R&D	1,129,727	1,120,043
Deductible SR&ED pool	1,444,099	1,647,638
Non-refundable BC ITCs	407,267	405,957
Non-refundable federal ITCs	286,478	285,557
Other	233,171	-
Total deferred tax assets	27,096,810	21,792,993

Deferred tax liabilities:
ROU asset	(142,472)	(179,572)
Pre-paid security purchase	(5,255)	(20,194)
BC proxy SR&ED	-	(208,182)
Federal ITC claimed during the year	-	-
Total deferred tax liabilities	(147,727)	(407,948)
Total deferred tax assets/liabilities	26,949,083	21,385,045
Less: valuation allowance	(26,949,083)	(21,385,045)
Net deferred tax assets (liabilities)	$-	$-

The Company has unclaimed Canadian SR&ED expenditures of approximately $6,102,364 as at June 30, 2025 and 2024, which can be carried forward indefinitely to reduce future years’ taxable income. The balance is included as a reduction to research and development expense.

The Company has also received approximately $277,000 (over 2019, 2020, 2021, 2022 and 2023) in assistance from the Government of Canada through the Industrial Research Assistance Program (“IRAP”) administered by the National Research Council of Canada.

At June 30, 2025, the Company had Canadian non-capital losses carry-forward of $75,036,390 (June 30, 2024 – 58,606,697) which expires over 2038 through 2045, and a US net operating loss carry forward of $8,441,315 (June 30, 2024 – $6,357,899) which can be carried forward indefinitely.

The amount and expiry date of deductible temporary differences, unused tax losses and unused tax credits for which no deferred tax asset is recognized in the statement of financial position are as follows:

Jurisdiction	Expiry	Operating losses	SR&ED expenditure pool	Investment tax credit
Canada	Indefinite	$-	$6,102,364	$-
Canada	2038-2045	75,036,390	-	-
US - Federal	2042-2045	-	5,379,650	-
US - Federal	Indefinite	8,441,315	-	-
US - California	2042-2045	14,576,222	-	-
UK	Indefinite	616,731	-	-
		$98,670,658	$11,482,014	$-

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the completion of the business combination when it is taken together with other transactions we may consummate in the succeeding three-year period. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us. We have not yet determined the amount of the cumulative change in our ownership resulting from the recent transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

16. Segment reporting

ASC 280 - Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with internal organization reporting used by the Company’s chief operating decision maker, our CEO, for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. For the year ended June 30, 2024, the Company is pre-revenue and pre-production and operates as a single reportable operating segment. Upon completion of the Business Combination, the Company’s operations consisted of two operating segments - electric personal mobility products and scientific software products and services.

The following table is our long-lived assets information by geography as of June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024

Canada	$539,725	$676,886
United States	16,348	461,534
United Kingdom	1,558	-
	$557,631	$1,138,420

	June 30, 2025
	Electric personal mobility products	Scientific software products and services
Revenue	$-	$222,736
Gross profit	-	115,342
Depreciation and amortization	(210,828)	(6,615)
Operating expenses	(17,026,452)	(14,346,364)
Other items	26,125,050	-
Current income tax (expense)/recovery	(800)	5
Net (loss)/income	8,886,970	(14,237,632)
FX translation	-	(11,598)
Comprehensive (loss)/income	$8,886,970	$(14,249,230)

	June 30, 2025		June 30, 2024
	Electric personal mobility products	Scientific software products and services	Electric personal mobility products	Scientific software products and services
Plant and equipment, net	$80,334	$1,558	$449,255	$-
Operating lease right-of-use assets	475,739	-	689,165	-
Other non-current assets	176,632	273	612,932	-
Total assets	$3,617,828	$464,870	$1,751,352	$-

17. Fair value

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes	$-	$-	$40,630,756	$40,630,756
Financial liability convertible to equity	-	-	3,200,000	3,200,000
	$-	$-	$43,830,756	$43,830,756

As of June 30, 2024, the convertible notes and SAFEs that were measured at fair value on a recurring basis were categorized as Level 3. For assets and liabilities recognized at fair value on a recurring basis, the Company reassesses categorization to determine whether changes have occurred between the hierarchy levels at the end of each reporting period. The fair value of these Level 3 financial liabilities is determined using pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value requires significant management judgment or estimation (see Note 10).

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

During the year ended June 30, 2025, the Company recognized fair value adjustments with respect to financial instruments categorized as Level 3 of $34,333,573 (2024 - $18,424,992), in the statements of operations as changes in fair value of financial liabilities. No amounts were recognized in other comprehensive income as the changes in fair value due to credit risk were nominal.

Also see Note 10 and Note 12.

18. Basic and diluted earning or loss per share

The calculation of basic and diluted loss per share for year ended June 30, 2025 was based on the net loss attributable to common shareholders of $5,350,662 (2024 – net loss of $33,968,248) and the weighted average number of common shares outstanding of 4,645,505 (2024 –20,516).

The following table presents the potentially dilutive shares that were excluded from the computation of diluted loss per share because their effect was anti-dilutive:

	June 30, 2025	June 30, 2024
Stock options	5,781	15,586
Warrants	17,505	9,530
Preferred shares	-	59,139
SAFE	-	2,150
Convertible notes	-	25,771
	23,286	112,176

19. Credit risk

During the year ended June 30, 2025, the Company had one customer that accounted for 10% of revenue.

During the year ended June 30, 2025, cost of goods sold was the license fee incurred with Grafiti LLC, pursuant to the Distributor Agreement entered between Grafiti Limited and Grafiti LLC on July 19, 2024.

20. Commitments and contingencies

A summary of undiscounted liabilities and future operating commitments as at June 30, 2025:

	Total	Within 1 year	2 - 5 years	Greater than 5 years

Purchase obligations	$931,713	$931,713	$-	$-
Investment obligation (1)	1,000,000	1,000,000	-	-
Total financial liabilities and commitments	$1,931,713	$1,931,713	$-	$-

(1)	The Company entered into a strategic partnership arrangement with a third-party. As part of the agreement, the Company agree to invest an aggregate amount of $1,000,000 in the third-party upon a future financing and negotiation of terms that are agreed to by both parties during the term of the agreement. As at the date of these financial statements no such arrangement has been made.

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

The total contract value of the Agreement is $1,864,265 (€1,581,670). As of June 30, 2025, half of the contract amount was paid, and the unamortized project deposit of $389,505 was included in the other current assets in the consolidated balance sheets. The remaining half of $931,713 (€790,833) will be paid within one year in installments following the Company’s acceptance of the corresponding phase.

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

Other matters

On September 30, 2023, the Company signed a full surrender agreement with the lessor of the Surrey, British Columbia manufacturing facility. Per the agreement, cash consideration must be paid in seven installments on or before the dates set forth in the agreement. In the event that the Company defaults on such payment obligations, the Company will immediately have to pay the lessor the full amount of all rent. On April 29, 2024 the Company requested payment deferment of the 5th and 6th instalment payment due on March 1, 2024 and May 1, 2024 respectively to July 1, 2024. On September 6, 2024, the lessor agreed to further defer the payments due on July 1, 2024 to be paid on or before September 30, 2024. On October 1, 2024, the Company and the lessor signed an amendment to the surrender agreement whereby the lessor agreed to a waiver of breach by the Company of its payment obligations. As of June 30, 2025, the Company has not made payments for the last three installments and the amount owing of $238,934 (June 30, 2024 - $237,452) was included in accounts payable and accrued liabilities.

The Company met the eligibility criteria under the Small Business Venture Capital Act (the “Act”) and was registered as an Eligible Business Corporation (“EBC”) in 2018. Under the Act, the Company was approved to raise up to $10 million through the issuance of authorized equity capital whereby the investing shareholders received up to 30% of the amount invested as a tax credit against their B.C. provincial taxes. Under this program, should the Company be out of compliance with the Act during the required five-year investment hold period, it would be contingently liable to repay any tax credits previously issued to investors. At the date of these financial statements, repayable tax credits are approximately $0.37 million. Management believes the Company is compliant with all relevant terms of the Act.

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

21. Subsequent events

In addition to subsequent events disclosed elsewhere within these consolidated financial statements, the following events occurred after June 30, 2025, up to the date these financial statements were issued:

On July 3, 2025, the Company’s Board of Directors approved a reverse stock split of its issued and outstanding common shares, without par value, at a ratio of 1-for-125. After the reverse stock split, every 125 issued and outstanding common shares were converted automatically into one common share. The total number of issued and outstanding common shares was reduced by a corresponding proportion from 2,450,477,042 to 19,603,815. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented. The Company’s common shares are traded on the OTCID Basic Market under the symbol “DMNIF.” As a result of the reverse stock split effective on July 3, 2025, the trading symbol was temporarily changed to “DMNID” until August 1, 2025, after which it reverted to “DMNIF”.

On September 9, 2025, the Damon Motors Inc. was served with a notice of civil claim (the “Notice”), which was filed on September 4, 2025, in the Supreme Court of British Columbia, by Moz Holdings Canada Inc. (“Moz”), landlord of 704 and 714 Alexander Street, Vancouver, BC, whereby Damon Motors Inc. had previously occupied space. The alleges that the Damon Motors Inc. has unpaid rent of $376,527 for unpaid rent up to and including September 2025. Damon Motors does not agree with the claim made by Moz and will be filing a response denying the allegation.