Form 10-Q
period 2025-09-30
Damon Inc.
filed 2025-11-13
CIK 2000640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value

(Title of class)

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

As of November 13, 2025, there were 21,047,390 common shares, no par value, issued and outstanding.

DAMON INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based on our management’s current expectations, assumptions or forecasts of future events based on information currently available to our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products and services; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;

●	our ability to implement our growth strategy and achieve profitability;

●	our limited operating history with recent acquisitions;

●	our ability to obtain adequate financing in the future as needed;

●	our ability to continue as a going concern;

●	our status as a foreign private issuer;

●	our ability to establish and maintain an active market for our securities on the over-the-counter market maintained by OTC Markets Group Inc. (“OTC Markets”);

●	customer demand for or acceptance of the products and services we develop or supply;

●	the impact of competitive or alternative products, technologies and pricing;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	our ability to manufacture or distribute any products we develop or supply, and to secure and maintain strategic supply and manufacturing arrangements;

●	our ability to protect our intellectual property;

●	impact of any changes in existing or future regulatory and tax regimes applying to our business;

●	our ability to successfully consummate strategic transactions and integrate companies or technologies we acquire;

●	our ability to attract and retain management and other employees who possess specialized knowledge and technical skills;

●	our ability to develop and maintain effective internal controls;

●	general economic conditions and events and the impact they may have on us and our customers, including, but not limited to escalating tariff and non-tariff trade measures imposed by the United States and other countries, increases in inflation rates and rates of interest, supply chain challenges, increased costs for materials and labor, cybersecurity threats, volatility in the financial and stock markets, and geopolitical conflicts such as those in Russia/Ukraine and Israel/Hamas;

●	the outcome of any known and unknown litigation and regulatory proceedings;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

All dollar amounts in this Quarterly Report on Form 10-Q are presented in United States dollars, unless otherwise indicated, which is the functional currency of the Company.

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

The results for the period ended September 30, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the Company’s annual audited consolidated financial statements as at and for the year ended June 30, 2025 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on September 30, 2025.

DAMON INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (unaudited)	June 30, 2025
ASSETS

Current assets
Cash	$682,232	$2,479,283
Accounts receivable, net of allowance	80,523	22,131
Other current assets	406,110	846,748
Current assets	1,168,865	3,348,162
Non-current assets
Restricted cash	42,967	43,373
Premises lease deposits	133,527	133,532
Property and equipment, net	65,705	81,892
Operating lease right-of-use assets, net	404,827	475,739
Non-current assets	647,026	734,536
Total assets	$1,815,891	$4,082,698

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$5,314,287	$4,691,080
Customer deposits	434,885	444,759
Deferred revenue	237,612	204,231
Current portion of operating lease liabilities	229,624	294,475
Current portion of finance lease liabilities	172,693	178,447
Short-term debt	477,519	504,685
Pre-paid security purchase, net of debt discount	3,030,465	2,962,518
Convertible promissory note, net of debt discount	4,977,327	4,553,934
Current liabilities	14,874,412	13,834,129
Non-current liabilities
Non-current portion of operating lease liabilities	117,888	136,654
Non-current liabilities	117,888	136,654
Total liabilities	14,992,300	13,970,783
Commitment and contingencies (Note 14)

STOCKHOLDERS’ DEFICIT
Common shares without par value, unlimited shares authorized, 19,603,815 shares issued and outstanding as of September 30, 2025 (June 30, 2025 – 19,603,815)	118,513,491	118,513,491
Additional paid in capital	17,578,114	17,568,278
Accumulated other comprehensive loss	(7,299)	(11,598)
Accumulated deficit	(149,260,715)	(145,958,256)
Total stockholders’ deficit	(13,176,409)	(9,888,085)
Total liabilities and stockholders’ deficit	$1,815,891	$4,082,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,
	2025	2024

Revenue	$80,691	$-
Cost of revenue	40,345	-
Gross profit	40,346	-

Operating expenses
Research and development, net	1,109,302	57,221
General and administrative	1,689,370	790,027
Sales and marketing	130,966	174,166
Transaction costs	-	748,541
Depreciation	16,155	67,248
Foreign currency transaction (gain) / loss	(79,436)	62,738
	2,866,357	1,899,941

Loss from operations	(2,826,011)	(1,899,941)

Other expenses
Changes in fair value of financial liabilities	-	(4,657,388)
Finance expense	(476,448)	(854,846)
	(476,448)	(5,512,234)

Loss before income taxes	(3,302,459)	(7,412,175)
Current income tax expense	-	-
Net loss	$(3,302,459)	$(7,412,175)

COMPREHENSIVE LOSS
Net loss	$(3,302,459)	$(7,412,175)
Other comprehensive loss
Foreign currency translation adjustments	4,299	-
Comprehensive loss	$(3,298,160)	$(7,412,175)

Loss per common share – basic and diluted	$(0.17)	$(320)
Weighted average number of common shares outstanding – basic and diluted	19,603,815	23,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	Common shares		Preferred shares		Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Stockholders’ deficit

As of June 30, 2025	19,603,815	$118,513,491	-	$-	$17,568,278	$(11,598)	$(145,958,256)	$(9,888,085)
Stock-based compensation	-	-	-	-	9,836	-	-	9,836
Foreign currency translation	-	-	-	-	-	4,299	-	4,299
Net loss	-	-	-	-	-	-	(3,302,459)	(3,302,459)
As of September 30, 2025	19,603,815	$118,513,491	-	$-	$17,578,114	$(7,299)	$(149,260,715)	$(13,176,409)

As of June 30, 2024	20,758	$1,938,751	3,528,408	$71,590,087	$16,629,612	$-	$(140,607,594)	$(50,449,144)
Conversion of Simple Agreements for Future Equity (SAFEs) at maturity	2,420	3,200,000	-	-	-	-	-	3,200,000
Stock-based compensation	-	-	-	-	16,295	-	-	16,295
Common share purchase warrants issued in connection with convertible promissory notes	-	-	-	-	287,387	-	-	287,387
Net loss	-	-	-	-	-	-	(7,412,175)	(7,412,175)
As of September 30, 2024	23,178	$5,138,751	3,528,408	$71,590,087	$16,933,294	$-	$(148,019,769)	$(54,357,637)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended September 30, 2025	Three months ended September 30, 2024

Operating activities
Net loss:	$(3,302,459)	$(7,412,175)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	16,155	67,248
Stock-based compensation	9,836	16,295
Non-cash interest	499,174	809,520
Changes in fair value of financial liabilities	-	4,657,388
Foreign exchange (gain) / loss	(7,129)	20,309

Changes in operating assets and liabilities:
Other current assets and premises lease deposits	440,643	(25,763)
Accounts receivable	(58,392)	-
Funding receivable	-	(1,004,022)
Accounts payable and accrued liabilities	623,207	733,170
Deferred revenue	33,381	-
Operating lease	(3,602)	(16,370)
Customer deposits	(9,873)	(6,171)
Cash used in operating activities	(1,759,059)	(2,160,571)

Financing activities
Payments on finance leases	(1,821)	(1,759)
Proceeds from promissory notes	-	729,299
Repayment of short-term debt	(35,000)	-
Proceeds from convertible notes	-	555,000
Proceeds from senior secured promissory notes	-	596,000
Cash (used in) / provided by financing activities	(36,821)	1,878,540

Effect of exchange rates on cash holdings in foreign currencies	(1,577)	-
Net change in cash and restricted cash during the period	(1,797,457)	(282,031)
Cash and restricted cash at beginning of period	2,522,656	395,580
Cash and restricted cash at end of period	$725,199	$113,549

Supplemental disclosure of cash flow information:
Interest on finance lease paid	$2,122	$2,240
Supplemental disclosure of non-cash investing and financing activity:
SAFEs converted to common shares	-	3,200,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DAMON INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

In accordance with ASC 805- Business Combinations (“ASC 805”), the Business Combination between Damon (formerly Grafiti) and Damon Motors was accounted for as a reverse acquisition for financial reporting purposes, with Damon (formerly Grafiti) as the legal acquirer and Damon Motors treated as the accounting acquirer. Damon (formerly Grafiti) remains the continuing registrant and reporting company. Accordingly, the historical financial and operating data of the Company, which covers periods prior to the closing date of the Business Combination, reflects the assets, liabilities, and results of operations for Damon Motors and does not reflect the assets, liabilities and results of operations of Damon (formerly Grafiti) for the periods prior to November 12, 2024.

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

The Company has utilized $1,759,059 of cash in operations for the three months ended September 30, 2025 and expects to incur future additional losses. These conditions indicate material uncertainties that cast substantial doubt upon the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

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

2. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements and should be read in conjunction with the Company’s annual audited consolidated financial statements as at and for the year ended June 30, 2025 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on September 30, 2025.

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

Significant estimates include the following:

●	Classification and measurement of financial instruments

Recent accounting pronouncements not yet adopted

 In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The Company will adopt ASU No. 2023-09 in its fourth quarter of 2026. ASU No. 2023-09 allows for adoption using either a prospective or retrospective method. The Company is currently evaluating the impact that the updated standard will have on the Company’s disclosures within the consolidated financial statements.

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

	September 30, 2025	June 30, 2025
Cash	$682,232	$2,479,283
Restricted cash	42,967	43,373
Total cash and restricted cash	$725,199	$2,522,656

As of September 30, 2025 and June 30, 2025, the Company’s restricted cash consists of certificates of deposits related to the Company’s corporate credit card program.

4. Other current assets

	September 30, 2025	June 30, 2025
Prepaid engineering contract cost	$-	$389,505
Prepaid insurance	81,563	78,763
Prepaid software license fee	118,807	102,116
Deposits	99,415	136,189
Other prepaid expenses	106,325	140,175
	$406,110	$846,748

5. Accounts payable and accrued liabilities

	September 30, 2025	June 30, 2025
Trade payable	$4,162,193	$3,790,515
Due to related parties	176,119	101,955
Payroll liabilities	225,378	254,846
Accrued liabilities and other payables	750,597	543,764
	$5,314,287	$4,691,080

As of September 30, 2025, $129,050 (June 30, 2025 - $168,278) was related to severance and included in payroll liabilities.

Included in accrued liabilities and other payables is an amount owing for the Technical Design Agreement with Engines Engineering S.p.a. (“EE”) of $177,529 as of September 30, 2025 (June 30, 2025 - $Nil). Also see Note 14.

Included in accrued liabilities and other payables is an amount owing for the surrender and settlement of the Damon Motors lease of a Surrey, British Columbia manufacturing facility of $233,653 as of September 30, 2025 (June 30, 2025 - $238,934). Also see Note 14.

As of September 30, 2025, $176,119 (June 30, 2025 - $101,955) was due for remuneration payable to key management and a director.

6. Leases

The Company has operating leases for its office spaces and finance leases for its equipment trailer.

The lease liability in connection with operating and finance leases are included in non-current lease liabilities and current portion of lease liabilities on the consolidated balance sheets as follows:

Operating leases:	September 30, 2025	June 30, 2025
Operating lease right-of-use assets	$404,827	$475,739

Current portion of operating lease liabilities	$229,624	$294,475
Long-term portion of operating lease liabilities	117,888	136,654
Total operating lease liabilities	$347,512	$431,129

Finance leases:	September 30, 2025	June 30, 2025
Property, plant and equipment, net	$41,694	$51,934

Current portion of finance lease liabilities and total finance lease liabilities	$172,693	$178,447

The following lease costs are included in the consolidated statements of operations:

	Three months ended September 30, 2025	Three months ended September 30, 2024

Operating lease expense:
Operating lease expense	$135,048	$145,735
Short-term lease expense	2,485	-
Total operating lease expense	137,533	145,735

Finance lease expense:
Amortization of leased assets	10,240	10,386
Interest on lease liabilities	2,122	2,240
Total finance lease expense	12,362	12,626

Rental income	(65,553)	-
Total lease costs	$84,342	$158,361

The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for the operating lease population. The Company uses the incremental borrowing rate as the lease discount rate, unless the lessor’s rate implicit in the lease is readily determinable, in which case it is used.

September 30, 2025
Weighted-average remaining lease term (in years)
Operating leases	1.63
Finance leases	0.73

Weighted-average discount rate:
Operating leases	12%
Finance leases	4.89%

As of September 30, 2025, the maturities of our lease liabilities (excluding short-term leases) are as follows:

	Operating leases	Finance leases
2025	$85,149	$3,920
2026	187,194	174,291
2027	77,617	-
2028	32,341	-
Total minimum lease payments	382,301	178,211
Less: interest	34,789	5,518
Present value of lease obligations	347,512	172,693
Less: Current portion	229,624	172,693
Long-term portion of lease obligations	$117,888	$-

7. Short-term debt

On April 16, 2024, the Company signed an agreement to issue as payment and settlement of professional fees owing, a promissory note in the aggregate amount of $542,753 with an interest rate at 5.5% per annum in favour of Wilson Sonsini Goodrich & Rosati Professional Corporation (“WSGR”). On September 16, 2024, the Company signed an amendment to the promissory note agreement with WSGR to modify the due date from September 1, 2024 to October 31, 2024. On November 11, 2024, the Company signed another amendment to the promissory note agreement with WSGR to modify the due date of October 31, 2024 to December 15, 2024. Interest expense on short-term debt for the three months ended September 30, 2025 amounted $7,835 (three months ended September 30, 2024- $8,193), which was not paid and included in the short-term debt balance in the consolidated balance sheet as of September 30, 2025. As of September 30, 2025, WSGR promissory note amounted to $477,519 (June 30, 2025 - $504,685), including interest payable of $49,767 (June 30, 2025 - $41,932), which is still outstanding. As of September 30, 2025, the WSGR promissory note was in default. No consequences of default have been incurred by the Company; however, the Company plans to repay the outstanding balance in monthly installments by the end of May 31, 2026.

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

As of September 30, 2025, the Company has received an aggregate of $4,400,000 from Streeterville out of the total $10,000,000 committed amount, resulting in an outstanding principal balance of $4,708,000. Of the $4,400,000 received, a total of $460,000 has been used to repay the indebtedness under the secured promissory note issued to Streeterville in June 2024.

During the year ended June 30, 2025, Streeterville purchased, and the Company issued, a total of 65,068 common shares to satisfy pre-paid purchases made through this date, based on the pricing formula described in the Streeterville Securities Purchase Agreement, and the outstanding principal balance was reduced by $1,550,000.

Interest expense on pre-paid security purchase for the three months ended September 30, 2025 amounted $67,947 (three months ended September 30, 2024- $nil), which was not paid and included in the pre-paid security purchase balance in the consolidated balance sheet as of September 30, 2025. As of September 30, 2025, pre-paid purchases amounted to $3,030,465, including principal balance of $3,158,000, interest payable of $199,929, net off $327,464 unamortized discount and transaction cost.

As of September 30, 2025, the Company is in technical default, but Streeterville has not issued a default letter.

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

On November 13, 2024, upon consummation of the business combination, the outstanding balance of the convertible promissory note of $2,037,984 was assumed by the Company.

On February 27, 2025, the Company and Streeterville entered into an amendment, pursuant to which, Streeterville was granted the right to convert from time to time at its election, all or any portion of the outstanding balance of the Steeterville Note into common shares of the Company. The number of common shares to be converted will be calculated using the conversion price, which is 90% of the lowest daily volume weighted average price of the Company’s common shares during the ten trading days preceding the delivery date of a conversion notice. The amendment was accounted for as a debt modification and the conversion feature should be accounted for as a derivative instrument. However, the conversion feature is considered to have immaterial value due to the high weight of probability that it will not be exercised due to the uncertainty of lack of trading liquidity. Subsequent to September 30, 2025, the floor price was adjusted to $0.10 upon the first closing of common shares sold under the Tier II Regulation A Offering (Note 15).

As of September 30, 2025, the total outstanding balance of the Streeterville Note consists of $4,253,832 principal, $237,868 monitoring fee, $771,294 accrued interest, and $285,667 unamortized debt discount and issuance costs,.

Interest expense on the convertible promissory note for the three months ended September 30, 2025 totaled $423,392 (three months ended September 30, 2024 - $nil), which was not paid and included in the convertible promissory note balance in the consolidated balance sheet as of September 30, 2025.

Convertible promissory note as of September 30, 2025 consisted of the following:

Convertible promissory note:	Maturity	September 30, 2025	June 30, 2025
Streeterville Note	12/26/2025	$5,262,994	$5,130,217
Unamortized debt discount		(285,667)	(576,283)
Total convertible promissory note		$4,977,327	$4,553,934

10. Share capital and other components of equity

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the three months ended September 30, 2025 and 2024, the Company issued nil stock options.

A summary of the changes in the Company’s stock options is as follows:

Stock options (#)
Outstanding, June 30, 2025	5,781
Expired/cancelled	(4,606)
Outstanding, September 30, 2025	1,175

Details of stock options outstanding at September 30, 2025 were as follows:

Exercise price	Weighted average contractual life	Number of options outstanding	Number of options exercisable

$71	4.72	395	395
$119	5.75	279	279
$154	2.71	94	94
$1,591	7.21	407	303
		1,175	1,071

During the three months ended September 30, 2025, the Company recognized stock-based compensation expense of $9,836 (three months ended September 30, 2024 – $16,295).

Warrants

For warrants that meet the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

Warrants of the Company classified as equity are composed of the following as at September 30, 2025:

Date of issuance	Number of warrants outstanding	Number of warrants exercisable	Exercise price	Expiry date
June 16, 2023	2,664	2,664	$976	June 15, 2028
August 10, 2023	1,091	1,091	$976	August 9, 2028
September 13, 2023	1,086	1,086	$976	September 12, 2028
September 26, 2023	2,882	2,882	$976	September 25, 2028
September 30, 2023	204	204	$976	September 29, 2028
October 26, 2023	4,556	4,556	$976	October 25, 2028
December 15, 2023	372	372	$976	December 14, 2028
April 5, 2024	324	324	$976	April 4, 2029
April 26, 2024	159	159	$976	April 25, 2029
March 12, 2024	794	794	$976	March 11, 2029
March 26, 2024	90	90	$976	March 25, 2029
April 15, 2024	1,537	1,537	$976	April 14, 2029
May 1, 2024	78	78	$976	April 30, 2029
May 29, 2024	20	20	$976	May 28, 2029
July 20, 2024	256	256	$976	July 19, 2029
July 22, 2024	102	102	$976	July 21, 2029
July 30, 2024	20	20	$976	July 29, 2029
August 30, 2024	189	189	$976	August 29, 2029
October 8, 2024	512	512	$976	October 7, 2029
October 18, 2024	51	51	$976	October 17, 2029
November 12, 2024	499	499	$976	November 11, 2029
	17,486	17,486

11. Segment reporting

ASC 280 - Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with internal organization reporting used by the Company’s chief operating decision maker, our CEO, for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. For the three months ended September 30, 2024, the Company was pre-revenue and pre-production and operated as a single reportable operating segment. Upon completion of the Business Combination, the Company’s operations consisted of two operating segments - electric personal mobility products and scientific software products and services.

The following table is our long-lived assets information by geography as of September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025

Canada	$454,955	$539,725
United States	14,306	16,348
United Kingdom	1,271	1,558
	$470,532	$557,631

	Three months ended September 30, 2025
	Electric personal mobility products	Scientific software products and services	Consolidated
Revenue	$-	$80,691	$80,691
Gross profit	-	40,346	40,346
Depreciation	(15,901)	(254)	(16,155)
Operating expenses	(2,775,073)	(75,129)	(2,850,202)
Other expenses	(476,448)	-	(476,448)
Current income tax expense	-	-	-
Net loss	(3,267,422)	(35,037)	(3,302,459)
FX translation	-	4,299	4,299
Comprehensive loss	$(3,267,422)	$(30,738)	$(3,298,160)

	September 30, 2025		June 30, 2025
	Electric personal mobility products	Scientific software products and services	Electric personal mobility products	Scientific software products and services
Plant and equipment, net	$64,434	$1,271	$80,334	$1,558
Operating lease right-of-use assets	404,827	-	475,739	-
Other non-current assets	646,758	268	176,632	273
Total assets	$1,334,013	$481,878	$3,617,828	$464,870

12. Basic and diluted earning or loss per share

The calculation of basic and diluted loss per share for three months ended September 30, 2025 was based on the net loss attributable to common shareholders of $3,302,459 (three months ended September 30, 2024 – net loss of $7,412,175) and the weighted average number of common shares outstanding of 19,603,815 (three months ended September 30, 2024 –23,152).

The following table presents the potentially dilutive shares that were excluded from the computation of diluted loss per share because their effect was anti-dilutive:

	September 30, 2025	September 30, 2024
Stock options	1,175	15,532
Warrants	17,505	9,872
Preferred shares	-	3,528,408
Convertible promissory notes	52,629,939	29,189
	52,648,619	3,583,001

13. Business Combination

On October 23, 2023, Grafiti and XTI Aerospace, Inc. (then parent company of Grafiti) entered into a Business Combination Agreement with Damon Motors, Inc. (“Damon Motors”), in which Damon Motors would combine and merge with a newly formed wholly-owned subsidiary of Grafiti (“Amalco Sub”), with Damon Motors continuing as the surviving entity (“Business Combination”).

The following table presents the unaudited, pro forma consolidated results of operations for the three months ended September 30, 2024 as if the Business Combination had occurred at the beginning of fiscal year 2023. The pro forma information provided below is compiled from the pre-acquisition financial information of Grafiti. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2023 or (ii) future results of operations:

Three months ended September 30, 2024
unaudited
Revenue	$101,969
Net loss	$(8,976,715)

14. Commitments and contingencies

A summary of undiscounted liabilities and future operating commitments as at September 30, 2025:

	Total	Within 1 year	2 - 5 years	Greater than 5 years

Purchase obligations	$903,778	$903,778	$-	$-
Investment obligation (1)	1,000,000	1,000,000	-	-
Total financial liabilities and commitments	$1,903,778	$1,903,778	$-	$-

(1)	The Company entered into a strategic partnership arrangement with a third-party. As part of the agreement, the Company agree to invest an aggregate amount of $1,000,000 in the third-party upon a future financing and negotiation of terms that are agreed to by both parties during the term of the agreement. As at the date of these financial statements no such arrangement has been made.

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

The total contract value of the Agreement is $1,864,265 (€1,581,670). As of September 30, 2025, the Company has commitment to pay the remaining contract amount of $903,778 (€768,931) within one year in installments following the Company’s acceptance of the corresponding phase.

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

Other matters

On September 30, 2023, the Company signed a full surrender agreement with the lessor of the Surrey, British Columbia manufacturing facility. Per the agreement, cash consideration must be paid in seven installments on or before the dates set forth in the agreement. In the event that the Company defaults on such payment obligations, the Company will immediately have to pay the lessor the full amount of all rent. On April 29, 2024 the Company requested payment deferment of the 5th and 6th instalment payment due on March 1, 2024 and May 1, 2024 respectively to July 1, 2024. On September 6, 2024, the lessor agreed to further defer the payments due on July 1, 2024 to be paid on or before September 30, 2024. On October 1, 2024, the Company and the lessor signed an amendment to the surrender agreement whereby the lessor agreed to a waiver of breach by the Company of its payment obligations. As of September 30, 2025, the Company has not made payments for the last three installments and the amount owing of $233,653 (June 30, 2025 - $238,934) was included in accounts payable and accrued liabilities.

The Company met the eligibility criteria under the Small Business Venture Capital Act (the “Act”) and was registered as an Eligible Business Corporation (“EBC”) in 2018. Under the Act, the Company was approved to raise up to $10 million through the issuance of authorized equity capital whereby the investing shareholders received up to 30% of the amount invested as a tax credit against their B.C. provincial taxes. Under this program, should the Company be out of compliance with the Act during the required five-year investment hold period, it would be contingently liable to repay any tax credits previously issued to investors. At the date of these financial statements, repayable tax credits are approximately $0.3 million. Management believes the Company is compliant with all relevant terms of the Act.

On March 7, 2025, the Company was served with a notice of civil claim (the “Notice”), which was filed on February 28, 2025, in the Supreme Court of British Columbia by Damon Jay Mercredi Giraud, former director and CEO of the Company (the “Plaintiff”), against the Company and all of the directors of the Company. The Notice alleges, among other things, that in connection with the Plaintiff’s resignation (i) the Board agreed to certain settlement terms which included provisions related to the payment of a listing bonus contingent on the Company’s successful listing on a recognized stock exchange (the “Listing Bonus”) and backpay for unpaid wages; and (ii) after the effective date of the Plaintiff’s resignation, the Company provided the Plaintiff with a written settlement agreement which fundamentally altered the terms of the previously agreed settlement terms, including the payment date for the Listing Bonus and backpay for unpaid wages; and (iii) that the Company has not discharged its obligations pursuant to the alleged settlement terms and (iv) that the Plaintiff received a letter from major shareholders containing unfounded accusations against the Plaintiff and threatening him with legal action, and that such letter was sent by or at the direction of the Company. The Company is required to respond within 21 days after the date a copy of the Notice was served. As of the date of the filing, the Company and its directors have responded to the Notice and the Company denies the allegations of wrongdoing described in the Notice. The relief sought by the Plaintiff includes, among others, specific performance of the allegedly original verbal settlement terms, an order assigning any debts in the Plaintiff’s name owed by the Company to the Company, and special costs, or, in the alternative, breach of an employment contract, and damages for wrongful dismissal.

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

On September 9, 2025, Damon Motors Inc. was served with a notice of civil claim (the “Notice”), which was filed on September 4, 2025, in the Supreme Court of British Columbia, by Moz Holdings Canada Inc. (“Moz”), the landlord of 704 and 714 Alexander Street, Vancouver, BC, where Damon Motors Inc. had previously occupied space. Moz alleges that the Damon Motors Inc. has unpaid rent of $376,527 up to and including September 2025. Damon Motors does not agree with the claim made by Moz and will be filing a response denying the allegation.

15. Subsequent events

In addition to subsequent events disclosed elsewhere within these condensed consolidated financial statements, the following events occurred after September 30, 2025, up to the date these financial statements were issued:

On September 17, 2025, the Company commenced a Tier II Regulation A best-efforts offering of up to 300,000,000 units at $0.10 per unit, for gross proceeds of up to $30 million, pursuant to an offering statement qualified by the SEC on September 16, 2025. Each unit consists of one common share and one warrant to purchase one common share at an exercise price of $0.12 per share, exercisable for a period of three years. Investors subscribing $2,500 or more are entitled to receive additional bonus units, ranging from 2.5% to 10% of the purchase amount depending on the level of investment, with each bonus unit consisting of one bonus share and one bonus warrant on the same terms. As of November 13, 2025, we have issued 1,443,575 shares and 1,443,575 warrants under the Tier II Regulation A Offering.

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

Founded in 2017, Damon Motors started reimagining the future of motorcycling by means of advanced safety design, electric vehicle powertrain technology and user experience. In 2019, Damon Motors took its first alpha prototype motorcycles and safety systems into the field to test the concept. In 2021, Damon Motors expanded its operations and R&D expertise to accelerate the engineering and development of its HyperDrive platform drive unit and the HyperSport motorcycle. Additionally, the Company has engaged Engines Engineering S.p.a. (“EE”), an Italian corporation specializing in vehicle engineering, design and development, to provide such services for development of the Company’s HyperSport Race electric motorcycle.

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

Tier II Regulation A Offering

On September 17, 2025, the Company commenced a Tier II Regulation A best-efforts offering of up to 300,000,000 units at $0.10 per unit, for gross proceeds of up to $30 million, pursuant to an offering statement qualified by the SEC on September 16, 2025. Each unit consists of one common share and one warrant to purchase one common share at an exercise price of $0.12 per share, exercisable for a period of three years. Investors subscribing $2,500 or more are entitled to receive additional bonus units, ranging from 2.5% to 10% of the purchase amount depending on the level of investment, with each bonus unit consisting of one bonus share and one bonus warrant on the same terms. As of November 13, 2025, we have issued 1,443,575 shares and 1,443,575 warrants under the Tier II Regulation A Offering.

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

There have been no significant changes to our critical accounting estimates as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended June 30, 2025 included the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on September 30, 2025.

Results of Operations

The following financial information is for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025	September 30, 2024
Revenue	$80,691	$-
Cost of revenue	40,345	-
Gross profit	40,346	-

Operating expenses:
Research and development, net	1,109,302	57,221
General and administrative	1,689,370	790,027
Sales and marketing	130,966	174,166
Transaction costs	-	748,541
Depreciation	16,155	67,248
Foreign currency transaction loss/(gain)	(79,436)	62,738
Total operating expenses	2,866,357	1,899,941

Operating loss	(2,826,011)	(1,899,941)

Other non-operating income / (loss)	(476,448)	(5,512,234)
Current income tax expense	-	-
Net loss	$(3,302,459)	$(7,412,175)

Revenue

The Company derives revenue from the sale of software and software as a service. Revenue for the three months ended September, 2025 was $80,691, compared to $nil for the corresponding period in 2024. The increase of revenue was due to the Company having consolidated the newly acquired subsidiary, Grafiti Limited. Grafiti Limited generates revenue from providing scientific software products and services. All the revenue post the acquisition date has been consolidated by the Company.

Cost of revenue and gross profit

Cost of revenues for the three months ended September 30, 2025 amounted to $40,345, compared to $nil for the corresponding period in 2024, resulting in a gross profit margin of 50%.

Research and development expenses

Research and development expenses were $1,109,302 for the three months ended September 30, 2025, compared to $57,221 for the three months ended September 30, 2024. The increase of $1,052,081 was primarily a result of the following:

●	Canadian Scientific Research & Development tax credits recognized decreased by approximately $1,004,000;

●	engineering contract expense increased by approximately $608,000, mainly due to the engineering expenses recognized under the Technical Design Agreement entered with EE;

●	other expenses increased by approximately $28,000; partially offset by

●	salaries decreased by approximately $441,000 by creating economical efficiencies in providing an asset light manufacturing model that has led to reduction in headcount;

●	rent expense decreased by approximately $147,000.

The Company anticipates research and development expenses will increase as the Company entered into a Technical Design Agreement for the development of the Company’s HyperSport Race electric motorcycle.

General and administrative expenses

For the three months ended September 30, 2025, general and administrative expenses were $1,689,370, compared to $790,027 for the three months ended September 30, 2024. The increase of $899,343 was primarily a result of the following:

●	legal fee increased by approximately $281,000;

●	audit and consulting fee increased by approximately $165,000;

●	professional fee increased by approximately $179,000;

●	insurance increased by approximately $133,000;

●	salaries increased by approximately $54,000;

●	investor relation expense increased by approximately $47,000;

●	rent expense increased by approximately $32,000;

●	other expenses increased by approximately $8,000.

The Company anticipates that general and administrative expenses for the remaining fiscal year will be similar to this past quarter, but outside of our normal activities, there will be an increase in the Reg A+ offering marketing specific to that financing.

Sales and marketing expenses

Sales and marketing expenses were $130,966 for the three months ended September 30, 2025, compared to $174,166 for the three months ended September 30, 2024. The decrease in sales and marketing expenses was primarily attributable to the decreased sales and marketing activities.

The Company anticipates sales and marketing expenses will increase in the coming months as we launch our HyperSport Race marketing campaigns.

Transaction costs

Transaction costs were $nil for the three months ended September 30, 2025, compared to $748,541 for the three months ended September 30, 2024. Transaction costs were legal, professional and consulting fees related to the business combination transaction completed in November 2024.

Other non-operating income / (loss)

For the three months ended September 30, 2025, other non-operating loss were $476,448, compared to $5,512,234 for the three months ended September 30, 2024.

For the three months ended September 30, 2025, the Company incurred finance expense of $476,448.

For the three months ended September 30, 2024, the Company recorded loss from change in fair value of financial liabilities of $4,657,388 with respect to financial instruments categorized as Level 3. Also, the Company incurred finance expense of $854,846.

Net loss

During the three months ended September 30, 2025, the Company incurred a net loss of $3,302,459, compared to a net loss of $7,412,175 for the three months ended September 30, 2024. The decrease in net loss is mainly due to $nil fair value loss recognized in the three months ended September 30, 2025, compared to a fair value loss of $4,657,388 for the three months ended September 30, 2024.

Liquidity and capital resources

As of September 30, 2025, the Company had cash of $682,232, and working capital deficiency of approximately $13.7 million. The Company’s expected future losses cast substantial doubt upon its ability to continue as a going concern within one year after the financial statement issuance date. Furthermore, the Company had negative cash flows from operating activities of approximately $1.8 million for the three months ended September 30, 2025. These operating losses and negative cash flows were mainly the result of on-going operating costs and financing cost to sustain its operation. Based on the foregoing and its growth strategy, the Company expects to continue to make significant expenditures to expand its business and develop operations in the future. As a result, the Company may continue to incur operating losses and have negative cash flows in the short term, as it continues to execute on its growth strategy and develop operations to produce the motorcycles to meet delivery of the motorcycles in our order book.

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

Summary of cash flows

	Three Months Ended
	September 30, 2025	September 30, 2024
Cash Flows:
Cash flows used in operating activities	$(1,759,059)	$(2,160,571)
Cash flows (used in) / provided by financing activities	(36,821)	1,878,540
Effect of exchange rates on cash holdings in foreign currencies	(1,577)	-
Decrease in cash and restricted cash	$(1,797,457)	$(282,031)

Cash flows used in operating activities

During the three months ended September 30, 2025, cash used in operating activities was $1,759,059, compared with $2,160,571 for the three months ended September 30, 2024. Cash used in operating activities decreased by $401,512 principally as a result of a positive impact from changes in working capital of approximately $1,385,000 and a decrease of interest payment of approximately $68,000, partially offset by an increase of cash operating expenses by approximately $1,051,000.

Cash flows (used in) / provided by financing activities

During the three months ended September 30, 2025, cash used in financing activities were $36,821 compared with cash provided by financing activities of $1,878,540 for the three months ended September 30, 2024.

During the three months ended September 30, 2025:

●	the Company made payments of debt approximately $35,000.

During the three months ended September 30, 2024:

●	the Company received approximately $729,000 from promissory notes;

●	the Company received approximately $596,000 from senior secured promissory notes;

●	the Company received approximately $555,000 from convertible notes issuances.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of September 30, 2025, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met. We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of September 30, 2025 due to material weaknesses described below. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

a.	Management determined the lack of adequate controls with respect to identifying and accounting for material contracts / agreements. This was evidenced by management’s failure to properly identify and account for previously settled fees owed to a former advisor that became due upon closing of the business combination, which resulted in a restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024, to correct understatement of expenses and accounts payable and accrued expense. Accordingly, management has determined that this control deficiency constituted a material weakness.

b.	Management identified information technology deficiencies below in the design, implementation and, operation of controls over program change management, and vendor management controls, which constituted a material weakness:

i.	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.

ii.	key third party service provider SOC reports were obtained and reviewed.

Remediation Completed and Remediation Plan for the Material Weakness

To remediate the material weaknesses identified above, we have remediated and initiated controls and procedures as follows:

●	educated control owners concerning the principles and requirements of each control, with a focus on those related to user access to our financial reporting systems impacting financial reporting;

●	developed and maintain documentation to promote knowledge transfer upon personnel and function changes;

●	developed enhanced controls and reviews related to our financial reporting systems;

●	performed an in-depth analysis of who should have access to perform key functions within our financial reporting system that impact financial reporting and redesigned aspects of the system to better allow the access rights to be implemented;

●	cross referencing analysis to be completed on a quarterly basis; and

●	implemented additional levels of internal review of financial statements and any adjustments made thereto.

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

Changes in Internal Controls Over Financial Reporting

Other than as described above under “- The Remediation of Material Weakness,” there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 7, 2025, the Company was served with a notice of civil claim (the “Notice”), which was filed on February 28, 2025, in the Supreme Court of British Columbia, by Damon Jay Mercredi Giraud, former director and CEO of the Company (the “Plaintiff”), against the Company and all of the directors of the Company. The Notice alleges, among other things, that in connection with the Plaintiff’s resignation: (i) the Board agreed to certain settlement terms which included provisions related to the payment of a listing bonus contingent on the Company’s successful listing on a recognized stock exchange (the “Listing Bonus”) and backpay for unpaid wages; and (ii) after the effective date of the Plaintiff’s resignation, the Company provided the Plaintiff with a written settlement agreement which fundamentally altered the terms of the previously agreed settlement terms, including the payment date for the Listing Bonus and backpay for unpaid wages; and (iii) that the Company has not discharged its obligations pursuant to the alleged settlement terms; and (iv) that the Plaintiff received a letter from major shareholders containing unfounded accusations against the Plaintiff and threatening him with legal action, and that such letter was sent by or at the direction of the Company. The Company was required to respond within 21 days after the date a copy of the Notice was served. As of the date of this filing, the Company and its directors have responded to the Notice and the Company denies the allegations of wrongdoing described in the Notice. The relief sought by the Plaintiff includes, among others, specific performance of the allegedly original verbal settlement terms, an order assigning any debts in the Plaintiff’s name owed by the Company to the Company, and special costs, or, in the alternative, breach of an employment contract, and damages for wrongful dismissal.

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

On September 9, 2025, Damon Motors Inc. was served with a notice of civil claim (the “Notice”), which was filed on September 4, 2025, in the Supreme Court of British Columbia, by Moz Holdings Canada Inc. (“Moz”), the landlord of 704 and 714 Alexander Street, Vancouver, BC, where Damon Motors Inc. had previously occupied space. Moz alleges that Damon Motors Inc. has unpaid rent of $376,527 up to and including September 2025. Damon Motors does not agree with the claim made by Moz and will be filing a response denying the allegation.

Item 1A. Risk Factors

You should carefully consider the risk factors in the “Risk Factors” section of the Company’s annual report on Form 10-K filed on September 30, 2025, which are incorporated herein by reference. Our business, results of operations and financial condition could be materially adversely affected by these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

Tier II Regulation A Offering

On September 17, 2025, the Company commenced a Tier II Regulation A best-efforts offering of up to 300,000,000 units at $0.10 per unit, for gross proceeds of up to $30 million, pursuant to an offering statement qualified by the SEC on September 16, 2025. Each unit consists of one common share and one warrant to purchase one common share at an exercise price of $0.12 per share, exercisable for a period of three years. Investors subscribing $2,500 or more are entitled to receive additional bonus units, ranging from 2.5% to 10% of the purchase amount depending on the level of investment, with each bonus unit consisting of one bonus share and one bonus warrant on the same terms. As of November 13, 2025, we have issued 1,443,575 shares and 1,443,575 warrants under the Tier II Regulation A Offering.

c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

a) The information set forth below is included herein for the purpose of providing the disclosure required under “Item 3.02 Unregistered Sales of Equity Securities.” of Form 8-K.

On September 17, 2025, the Company commenced a Tier II Regulation A best-efforts offering of up to 300,000,000 units at $0.10 per unit, for gross proceeds of up to $30 million, pursuant to an offering statement qualified by the SEC on September 16, 2025. Each unit consists of one common share and one warrant to purchase one common share at an exercise price of $0.12 per share, exercisable for a period of three years. Investors subscribing $2,500 or more are entitled to receive additional bonus units, ranging from 2.5% to 10% of the purchase amount depending on the level of investment, with each bonus unit consisting of one bonus share and one bonus warrant on the same terms.

The Company has conducted multiple closings under its Tier II Regulation A offering, with the most recent closing occurring on November 13, 2025. As of that date, the Company had issued a total of 1,443,575 shares and 1,443,575 warrants pursuant to the offering.

c) Rule 10b5-1 Trading Plans.

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

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

DAMON INC.

Date: November 13, 2025	By:	/s/ Dominique Kwong
Dominique Kwong
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation, and Notice of Articles (latest updated)	Form 10-Q	001-42190	3.1	December 18, 2024
3.2	Articles	Form 8-K	001-42190	3.1	November 18, 2024
4.1	Form of Warrant Agency Agreement for the Regulation A Offering	Form 1-A/A	024-12643	3.3	August 26, 2025
4.2	Form of Warrant for the Regulation A Offering	Form 1-A/A	024-12643	3.4	August 26, 2025
10.1*	Executive Employment Services Agreement, dated July 16, 2025, by and between Damon Inc. and Dominque Kwong	Form 8-K	001-42190	10.1	July 17, 2025
10.2*	Executive Employment Services Agreement, dated July 16, 2025, by and between Damon Inc. and Baljinder Bhullar	Form 8-K	001-42190	10.2	July 17, 2025
10.3	Form of Subscription Agreement	Form 1-A/A	024-12643	4.1	August 26, 2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Agreement between Damon Inc. and DealMaker Securities LLC, dated June 27, 2025	Form 1-A	024-12643	6.33	July 22, 2025
99.2	Form of Tri-Party Escrow Agreement between Damon Inc., DealMaker Securities LLC and Enterprise Bank & Trust	Form 1-A/A	024-12643	8.1	August 26, 2025
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

*	Indicates a management contract or compensatory plan.

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.